Form 10-K
period 2008-12-31
Organic Alliance, Inc.
filed 2010-03-18
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐ Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from  N/A  to  N/A
Commission File Number:  000-53545

ORGANIC ALLIANCE, INC.
 (Name of small business issuer specified in its charter)

Nevada	20-0853334
State of incorporation	I.R.S. Employer Identification No.

401 Monterey Street, Suite 202
Salinas, CA 93901
 (Address of principal executive offices)

(831) 240-0295
 (Issuer’s telephone number)

Securities registered under Section 12 (b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $0.0001 par value per share.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of March 15, 2010, there were 27,299,943 shares of the Company’s .0001 par value common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates totaling 18,513,527 shares was approximately $1,018,000, based on the last sales price of such stock as of that date of $0.055. For purposes of this calculation only, all directors, officers, and each holder of a 10% or greater beneficial interest in the Company have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE-None

ORGANIC ALLIANCE, INC.
FORM 10-K ANNUAL REPORT

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Organic Alliance Inc., a Nevada corporation.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

PART I

ITEM I:  DESCRIPTION OF BUSINESS

History

NB Design & Licensing, Inc., (“NB Design”) was organized in September 2001.  The former parent, New Bridge Products, Inc., was originally incorporated in August 1995 as a manufacturer of minivans and filed a petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Its Plan of Reorganization was approved by the U.S. Bankruptcy Court for the District of Arizona in September 2002 and we were discharged from bankruptcy in October 2002.   NB Design was inactive from October 2002 to April 29, 2008.

Organic Alliance Inc., a Texas corporation, (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables.

On April 29, 2008, NB Design a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock and assumed all liabilities of Organic Texas for 9,299,972 shares of the NB Design’s shares of common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design.

The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the Securities and Exchange Commission’s (“SEC”) Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation (NB Design) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Exchange Agreement, NB Design issued 9,299,972 shares of our Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 1,000,028 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008.  As a condition to closing the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.  In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of March 18, 2010 the common shares are unregistered with the SEC.

We completed the Exchange Agreement in order to merge with an operating company and thereby provide our shareholders with the potential to realize liquidity in their stockholdings.

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc.  On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.  All references throughout this Annual Report to “Organic Alliance, Inc.,” or the “Company” refer to the combined operations of Organic Alliance, Inc., a Nevada corporation, and our wholly-owned subsidiary, Organic Texas, Inc.

On December 31, 2008, registration of 2,638,250 shares of our .0001 par value Common Stock filed on Form S-1 was declared effective by the United States Securities and Exchange Commission.

Business

Organic Alliance, Inc. brings together a unique alliance of respected growers, packers and shippers from around the world in order to source, market and distribute best-quality certified-organic, conventional, and certified Fair Trade food products.  Crops are grown, packed and shipped under Organic Alliance supervision using advanced quality, food safety and sustainable agriculture practices. In the case of our certified Fair Trade program, we work directly with the growers to develop the structures and standards to be certified under the Fair Trade Labeling Organization (FLO) standards. The Company’s Approved Origins™ Program delivers not only on-demand traceability through a partnership with Yottamark’s Harvestmark technology, but transparency in all business-critical practices, including leading-edge food safety practices, continuous improvement and work force fairness.

While we offer conventional fresh food products to our customers, our focus is on growing our certified organic and certified Fair Trade markets as these are areas we believe offer the most opportunity for growth and support.

Our primary go-to-market segments for supplying our products are the grocery channel, food service distribution, fresh processors, consumer package goods companies, and the overseas markets focusing on those grocery chains and their importer partners. We currently supply product to most of these market segments with overseas markets in Europe and Asia being served.

We were a development stage company from inception (February 19, 2008) through March 2009.  We have been establishing supplies of organic fresh fruits and vegetables from several regions globally since April 2009. We have made significant strides as we have established long-term relationships with growers in Mexico, USA, Argentina, Peru, and Costa Rica that will help ensure a continuous year round supply to our customers. We are continuing to expand our sourcing areas from other Latin America countries as well as from the Asia continent in 2010 and beyond.

We have added several sourcing areas that are Fair Trade certified and we have several projects in line for 2010 that will establish new products grown and packed by growers who have not had market access prior to the establishment of their cooperatives. This is the essence of our Company mission of helping improve the lives of growers and those in their community as well as providing our customers with this unique product so they can sell to those consumers who want to make a social and ecological difference.

Based on 2008 data from the Organic Monitor, the global organic food market grew by 13.7% in 2008 to reach a value of $52 billion.   In 2013, the market is forecast to have a value of $85.1 billion, an increase of 63.6% since 2008.   The sale of fruit and vegetables accounts for 36% of the market's value.  Based on 2008 data from FLO (Fair Trade Labeling Organization), Fair Trade certified sales amounted to approximately $4 billion worldwide, a 22% year-to-year increase. This leaves room for other innovative organizations like Organic Alliance to develop new solutions and build a leading position in this young and growing industry.

Development Stage and Going Concern

We were still in the development stage at December 31, 2008 and did not realize any revenue until April 2009. Beginning in April 2009 the Company began selling conventional and organically grown fruits and vegetables.  We have a receivables factoring financing facility in place, however we will need to raise additional capital through private equity placements and, or other financing means.

The consolidated financial statements contained in this annual report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that we will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2008, we had no established source of revenues and had accumulated losses of $4,949,977 since our inception. Our ability to continue as a going concern is dependent upon achieving production or sale of goods, our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

Competitive Differnetiation and Synergy

As the food industry develops, there is a well-established trend of buyers working to purchase products closer to product origin and moving past intermediary sellers. This trend has been strengthened by the global movement toward “knowing where your food comes from” evidenced by Fair Trade, Organic and Local movements. In general, the shorter a supply chain is, the more profitable, safe and sustainable trade becomes.

Several of the world’s larger trading companies are adept marketers, importers and distributors but they have historically been unable to work directly with growers and packers outside of isolated, small-scale projects. To take advantage of this rapidly evolving market and maintain profitability, traders will need to migrate their activities closer to the field and execute the following tactics:

1)	Develop Organic and Fair Trade certified production according to market demand to alleviate supply shortages

2)	Install leading edge food-safety, traceability and quality control technology to comply with evolving international standards

3)	Make equity investments in production to increase control, lower costs and improve profitability

4)	Create promotional media in producing communities that supermarkets seek to communicate value and generate consumer loyalty

Organic Alliance, Inc. (OAI) is positioned to be a global leader in working directly with growers to invest in production, develop certified origins and shorten supply chains. By executing our grower-direct strategy, OAI supports our targeted market segments with more certified products, sensible pricing and informational stories about our growers from the many producing communities in Latin America, Asia and Africa. OAI’s business model capitalizes on these emerging trends to create win-win solutions for consumers and the industry.

Sales and Marketing

Due to the continued increase in demand for certified organic and Fair Trade products, procurement departments in corporations are seeking additional sources of organic products.  However, the challenge continues to be attaining a reliable, year round supply for their buying programs, in part due to the fractionalized nature of the organic farm supply.

We believe there is strong demand for a company that has a dependable, reliable source of organic food products production with access to the key market segments to enter this market.  We believe that offering our products at reasonable and sensible prices will allow our customers to fulfill their program needs while increasing store sales volume as a result. Our initial sales and marketing efforts will be aimed at these primary channels of distribution: the grocery channel, food service distribution, fresh processors, consumer produced goods, and the overseas markets focusing on those grocery chains and their importer partners.

For the year ended December 31, 2009 our unaudited revenues were approximately $4.5 million.

Government Regulation

            All organic production is regulated by the United States Department of Agriculture ("USDA") under the 2002 Federal NOP (Title 7 CFR205) which regulates organic producers and organic handlers. Requirements for organic producers (growers) are:

Organic crops must be grown without the use of:

●	synthetic fertilizers;
●	synthetic pesticides;
●	sewage sludge;
●	genetically modified organisms (“GMOs”); or
●	treated seeds.

Any applied materials must be allowed on the National List of Allowed and Prohibited Substances of the Organic Materials Review Institute (“OMRI”);

Must use organic seeds if “commercially available”; and

Must be certified by a USDA accredited certifying organization as complying with NOP regulations.

Intellectual Property

As of December 31, 2008, we had no Intellectual Property (IP).  During 2009, we developed IP in a key area that enables our Company to compete globally. The Company is dedicated to providing market-guided, sustainability focused technical support and infrastructure development to small and medium-sized producers in Latin America. Our work aims to build capacity in producing communities for increasing production efficiency, human capital, export value and ability to enter high-value international markets.

Our market-guided approach leverages global buyer networks to develop projects that are driven by demand, thus increasing the efficiency and economic viability of our work.  The Organic Alliance buyer network is complemented by a committed alliance of NGOs, regional development professionals, production technicians and certification bodies that allow us to efficiently mobilize experts in executing leading-edge development solutions.

This model puts forward a new paradigm for hybrid social enterprise—each entity acting in its own interest while supporting one another other to reinforce the overarching goal of sustainable economic development in Latin America.

Key Impact Goals:

•	Increase Export Value of Production

•	Improve Competitiveness and Market Access

•	Capture Higher Supply-Chain Value

•	Develop Human Capacity

•	Diversify Income in the Green Economy

•	Link Projects to High-Value Markets

Employees

As of December 31, 2008 we had three employees, including our two executive officers.

Where You Can Find More Information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM IA:  RISK FACTORS

Risks Related to Our Company

Our inability to contract for organic products with growers and sell the food products to our customers will reduce or eliminate our revenue.

In order to generate revenue, we will be required to source organic food products from growers and sell the food products to our customers.  We are building an extensive network of suppliers that will mitigate the risk of not having ample supply to meet our customers’ needs.

Our products may be subject to recall, exposing us to significant liabilities.

Our organic food products may be subject to recall due to the existence of disease or other conditions in connection with the growing or processing of the products, which could result in harm to the end user consumer.  Any such recall or harm to a consumer would subject us to significant financial liability.  We place a high emphasis on adherence to meeting our food safety standards from our grower base. We have regular audits performed that meet or exceed the USDA standards and we work closely with each grower regularly to ensure compliance.

We do carry liability insurance for any food safety event both to cover the Company against liability as well as covering our major customers through indemnification on our certificate.

We have no written agreements with retailers or growers.

We seek to sell products using purchase orders, and we always generate a purchase order from our customers with agreed to quality specifications, quantity, and price prior to packing the product. We will establish written agreements with many of our suppliers and many of our customers prior to the start of the new season.

We have significant competition from a variety of sources, which could reduce our revenue and any profitability.

 We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of organic products as well as specialty grocery and mass market grocery distributors.  We cannot assure you that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible those alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations.

Our operations are sensitive to economic downturns, which could reduce our revenue and any profitability.

The food industry is sensitive to national and regional economic conditions and the demand for our products may be adversely affected from time to time by economic downturns. Diversification in the markets we serve around the world will help mitigate the affect of economic downturn. Our development into the European and Asian markets is a result of planned strategy to grow in these markets but also to mitigate our risk overall.

Our future operating results are subject to significant fluctuations which could have a negative effect on our stock price and any analysis of our future operating results.

 Our future operating results may vary significantly from period to period due to:

•	demand for organic products;
•	changes in our operating expenses;
•	changes in customer preferences and changing demands for organic products, including levels of enthusiasm for health, fitness and environmental issues;
•	fluctuation of organic product prices due to competitive pressures;
•	personnel changes;
•	supply shortages;
•	general economic conditions;
•	lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise; and
•	volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise.

 Due to the foregoing factors, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and that such comparisons cannot be relied upon as indicators of future performance.

We are subject to significant governmental regulation which can increase our costs, timing of products to market and profitability.

 Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

•	our products are subject to inspection by the U.S. Food and Drug Administration;
•	any warehouse and distribution facilities we may use will be subject to inspection by the U.S. Department of Agriculture and state health authorities;
•	the U.S. Department of Transportation and the U.S. Federal Highway Administration regulate our trucking operations or those of our contractors; and
•	our products must be certified as organic by the USDA.

The loss or revocation of any existing licenses, permits, certifications or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could reduce our revenue, increase our costs, affect the timing of our products going to market and reduce any profitability.

We are dependent for success on Parker Booth our Chief Executive Officer.  Our inability to retain Mr. Booth’s services would impede our operations and growth strategy, which would have a negative impact on the business and the value of your investment.

Our success is largely dependent on the skills, experience and efforts of Parker Booth, our Chief Executive Officer.  The loss of Mr. Booth would have a material adverse effect upon our growth strategy, operations and future business development, and therefore the value of your investment.  We do not maintain key man life insurance on any executive officers nor do we have an employment agreement with Mr. Booth.  Additionally, any failure to attract and retain qualified employees in the future could also negatively impact our business strategy.

 We will need to raise additional capital in order to continue our operations, which could dilute the ownership interests of existing shareholders and cause the issuance of securities with preferences and privileges superior to our Common Stock.

We will need to raise additional funds in the future in order to take advantage of opportunities for sourcing organic food products or for potential acquisitions.  Given this funding, we do not believe there is a strong enough risk from international competition as we are building strong partnerships with our international grower base. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the current stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Common Stock and may have covenants which impose restrictions on the Company’s operations.

Risks Relating to Our Securities

 Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

As of March 18, 2010, our executive officers, directors and 5% or greater stockholders own 10,963,416 shares of our Common Stock or approximately 40% of our outstanding Common Stock. Accordingly, these individuals will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

Our Common Stock is subject to the penny stock regulations and restrictions, which could impair our liquidity and make trading difficult.

SEC Rule 15g-9, as amended, establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our shares are considered to be penny stock. This classification could severely and adversely affect the market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. To approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commission’s payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their securities.

The market price of our Common Stock may be volatile.

The market price of our Common Stock may be highly volatile, as is the stock market in general, and the market for Pink Sheets quoted stocks in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, announcements made by our competitors or sales of our Common Stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

We do not expect to pay dividends in the near future, and any return on investment may be limited to the value of our stock.

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future, so any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth.

Future sales of our Common Stock may depress our stock price.

Sales of a substantial number of shares of our Common Stock, including shares registered hereby, by significant stockholders into the public market could cause a decrease in the market price of our Common Stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent the Company from producing reliable financial reports or identifying fraud.  In addition, shareholders could lose confidence in the Company’s financial reporting, which could have an adverse effect on its stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.  We intend to hire a full time Chief Financial Officer to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that these efforts will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that it can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of additional preferred stock.  This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock, of which no shares have been issued.  Our preferred stock is issuable in one or more series and our Board of Directors has the power to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders.  As a result of the existence of this “blank check” preferred stock, potential acquirers of our Company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our Company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

Going Concern Risk

We were still in the development stage at December 31, 2008 and did not realize any revenue until April 2009. Beginning in April 2009 the Company began selling conventional and organically grown fruits and vegetables.  We have a receivables factoring financing facility in place, however we will need to raise additional capital through private equity placements and, or other financing means.

The consolidated financial statements contained in this annual report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that we will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2008, we had no established source of revenues and had accumulated losses of $4,949,977 since our inception. Our ability to continue as a going concern is dependent upon achieving production or sale of goods, our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to small business filers.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property.  Beginning in December 2008, the Company leased approximately 1250 square feet of office space located at 401 Monterey Street, Suite 202, Salinas, CA 93901, for approximately $2,300 per month under a one year agreement that expired on December 31, 2009.  The Company is currently paying rent on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would not have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders since inception on February 19, 2008 through the date of this Form 10-K.

 PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Information

Our Common Stock is currently quoted for sale on Pink Sheets of the National Quotation Service under the symbol ORGC.  The high and low closing prices of our common stock since April 29, 2008 are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
2008
Second quarter	$1.01	$0.40
Third quarter	$1.06	$0.51
Fourth quarter	$0.70	$0.10

2009
First quarter	$0.29	$0.06
Second quarter	$0.30	$0.09
Third quarter	$0.19	$0.05
Fourth quarter	$0.14	$0.05

Holders

As of March 18, 2010, we had approximately 550 stockholders of record of our common stock.  None of our preferred stock was outstanding.

Dividends

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Recent Sales of Securities

Since February 19, 2008, the Company has issued the following shares of its securities:

All of the securities set forth below, except as otherwise indicated, were issued by us pursuant to Section 4(2) of the Securities Act of 1933 as amended. Unless indicated, all such shares issued contained a restrictive legend (unregistered) and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of our management, had access to all information related to us, were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.

All Organic Texas common shares issued prior to April 29, 2008 for services provided are retroactively shown below based on the ratio of 0.8435 NB Design common share issued for one Organic Texas common share.  All Organic Texas common shares issued prior to April 29, 2008 for cash are shown below based on one NB Design common share issued for one Organic Texas common share.  All disclosures of fair value per share for issuances prior to April 29, 2008 represent the fair value of Organic Texas common stock issued on that date.

(i)	During March and April 2008 we sold 601,667 shares of our unregistered common stock to nine investors at the fair value of $0.30 per share.

(ii)
In March 2008, officers, directors and related parties were issued 4,217,500 unregistered shares of the Company’s common stock for director, officer and administrative services compensation.  These shares were valued at $0.30 per share.

(iii)
On May 8, 2008, the Company sold 16,250 registered shares of the Company’s common stock for $0.40 to an investor. On the same date, the Company sold 2,483,750 registered shares of the Company’s common stock for $0.40 per share to an investor, for a 90 day promissory note that bore interest at 8% per annum on any unpaid balance.  The unpaid balance of $750,630 including accrued interest of $22,657 was deemed uncollectable and written off at December 31, 2008.

The shares above were issued pursuant to the provisions of Rule 504 of Regulation D promulgated under the Securities Act.

(iv)
During 2008, we issued 5,112,772 unregistered shares of the Company’s common stock to a group of 61 consultants for investor relations, public relations, legal, web design, accounting, medical advisory and other administrative services.  These shares were valued from $0.30 to $1.03 per share.

(v)
As a condition to close the April 29, 2008 Exchange Agreement, the Company’s 1,000,028 of Class A, Class B, Class C, Class D, Class E and Class F warrants that were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008, were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.

(vi)
During 2009, officers, directors and related parties were issued 8,228,000 unregistered shares of the Company’s common stock for director, officer and administrative services compensation.  These shares were valued from $0.08 to $0.22 per share

(vii)
During 2009, we issued 466,500 unregistered share of the Company’s common stock to a group of five consultants for investor relations, medical advisory for a financing incentive.  These shares were valued from $0.08 to $0.09 per share.

(viii)
During January 2009 and March 2009, the Company exchanged a total of 1,747,071 shares of our registered common stock from a group of investors and related parties for two shares of the Company’s unregistered common stock (3,493,476 shares).  The registered shares were transferred to group of financing partners in an unsuccessful attempt to obtain capital.  As part of this transaction, an additional 2,000,000 unregistered shares of the Company’s common stock were transferred to this group in January 2009.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver. CO, 80209

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

 ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of our future performance may differ materially from the results anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement.Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Organic Alliance, Inc. brings together a unique alliance of respected growers, packers and shippers from around the world in order to source, market and distribute best-quality certified-organic, conventional, and certified Fair Trade food products.  Crops are grown, packed and shipped under Organic Alliance supervision using advanced quality, food safety and sustainable agriculture practices. In the case of our certified Fair Trade program, we work directly with the growers to develop the structure and standards to be certified under the Fair Trade Labeling Organization (FLO) standards. The Company’s Approved Origins™ Program delivers not only on-demand traceability through a partnership with Yottamark’s Harvestmark technology, but transparency in all business-critical practices, including leading-edge food safety practices, continuous improvement and work force fairness.

While we offer conventional fresh food products to our customers, our focus is on growing our certified organic and certified Fair Trade markets as these are areas we believe offer the most opportunity for growth and support.

Our primary go-to-market segments for supplying our products are the grocery channel, food service distribution, fresh processors, CPG, and the overseas markets focusing on those grocery chains and their importer partners. We currently supply product to these market segments with overseas markets in Europe and Asia being served.

Since we began marketing products in June 2009, we have been establishing supplies of organic fresh fruits and vegetables from several regions globally. We have made significant strides as we have established long-term relationships with growers in Mexico, USA, Argentina, Peru, and Costa Rica that will help ensure a continuous year round supply to our customers. We are continuing to expand our sourcing areas from other Latin America countries as well as from the Asia continent in 2010 and beyond.

We have added several sourcing areas that are Fair Trade certified and we have several projects in line for 2010 that will establish new products grown and packed by growers who have not had market access prior to the establishment of their cooperatives. This is the essence of our Company mission of helping improve the lives of growers and those in their community as well as providing our customers with this unique product so they can sell to those consumers who want to make a social and ecological difference.

The global marketplace for Organic and Fair Trade continues to expand past $50 Billion and $4.1 Billion respectively at a sustained 20%+ annual growth rate. This leaves room for other innovative organizations to develop new solutions and build a leading position in this young and growing industry.

NB Design & Licensing, Inc., (“NB Design”) was organized in September 2001.  The former parent, New Bridge Products, Inc., was originally incorporated in August 1995 as a manufacturer of minivans and filed a petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Its Plan of Reorganization was approved by the U.S. Bankruptcy Court for the District of Arizona in September 2002 NB Design was discharged from bankruptcy in October 2002.   NB Design was inactive from October 2002 to April 29, 2008.

Organic Alliance Inc., a Texas corporation, (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables.

On April 29, 2008, NB Design a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock and assumed all liabilities of Organic Texas for 9,299,972 shares of the NB Design’s shares of common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design.

 The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the SEC’s Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Securities Exchange, NB Design issued 9,299,972 shares of our Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 1,000,028 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008.  As a condition to close the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.  In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of March 18, 2010 the common shares are unregistered with the SEC.

We completed the securities exchange in order to merge with an operating company and thereby provide our shareholders with the potential to realize liquidity in their stockholdings.

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc.  On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.

Critical Accounting Estimates and Policies

Revenue Recognition

Starting in April 2009, our produce are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Revenue is recognized upon receipt of the produce by our customers, in accordance with written sales terms, net of provisions for discounts and allowances.

Share-Based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.

Deferred Tax Assets

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future a full valuation allowance against its deferred tax asset has been recorded. If these estimates and assumptions change in the future, the Company may be required to reverse the valuation allowance against deferred tax assets, which could result in additional income tax income.

 Allowance for Doubtful Accounts

As of December 31, 2008 we did not have any trade receivables. Once operations began in April 2009, we maintained an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. We will record an allowance for doubtful account should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments.

Results of Operations

Results of operations for the period from inception (February 19, 2008) to December 31, 2008

No revenue was recorded for the period from inception (February 19, 2008) to December 31, 2008.

General and administrative expenses were $4,239,484 for the period from inception (February 19, 2008) to December 31, 2008. General and administrative expenses related primarily to legal, accounting, investor relations, public relations, web development, stock based compensation and administrative costs. These expenses included 9,330,272 shares of common stock issued to consultants to perform accounting, legal, investor relations, public relations, administration and medical advisory services which made up $3,670,672 of the expenses.

Interest expense of $770 was accrued on promissory notes payable to related parties.

A Note Receivable for $750,630 including accrued interest of $22,657 was deemed uncollectable and written off.

Net loss was $4,949,977 or $0.41 basic and basic and diluted loss per share for the period from inception (February 19, 2008) to December 31, 2008.

Liquidity and Capital Resources

We were a start-up, development stage Company at December 31, 2008 and did not begin generating revenue from our business operations until April 2009. Our operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties. We will require additional sources of outside capital to continue our operations. We expect that our primarily source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit.

Our financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period from inception (February 19, 2008) to December 31, 2008, we reported a net loss of $4,949,977.  Our ability to continue as a going concern is dependent upon achieving sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-K do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

At December 31, 2008, we had $141,898 in accounts payable, $82,990 in other accrued liabilities for payroll and consulting fees and $104,270 in short term notes payable plus accrued interest to related parties.

 For the period from inception (February 19, 2008) to December 31, 2008 we sold 617,917 shares of our common stock for $187,000

We also sold 2,483,750 shares of our common stock for $0.40 per share to an investor for a 90 day promissory note that bore interest at 8% per annum on any unpaid balance.  The unpaid balance of $750,630 including accrued interest of $22,657 was deemed uncollectable and written off as of December 31, 2008.

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 8% per annum.  The unpaid balance including accrued interest was $15,442 at December 31, 2008.

In November and December 2008, Parker Booth, President, advanced the Company $88,500. The advance is evidenced by four promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $88,828 at December 31, 2008.

We have limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of an operating lease for our office space in Salinas California that expired on December 31, 2009 and current notes payable to an officer and a related party.  Our total obligation was $26,760 for the office space and $104,270 for the notes at December 31, 2008.  As of the date of this Form 10-K, we are paying rent on a month to month basis for our office space and the notes payable have not been paid off.

Net Cash Flows

Net cash used in operating activities period from inception (February 19, 2008) to December 31, 2008 was $325,777, primarily attributable to legal, accounting and other general and administrative expenses discussed above.

Cash used in investing activities of $30,000 is our deposit made in 2008 for our purchase of the AvacodoMan Brand and related software system.  Our purchase of these assets closed on January 9, 2009.

Net cash provided by financing activities was $356,027 which was made up of $556,027 from the sale of 617,917 shares of our common stock for $187,000, $103,500 from related party loans, $265,527 principal payments on a note receivable to purchase 2,483,750 shares of common stock and $200,000 was used to purchase and retire 500,000 shares of our common stock as part of the April 29, 2008 Exchange Agreement.

At December 31, 2008, we had 675,000 stock options and 6,000,128 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.51 per share. The outstanding warrants have a weighted average exercise price of $1 per share. Accordingly, at December 31, 2008, the outstanding options and warrants represented a total of 6,675,128 shares issuable for a maximum of $6,344,378 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holder while the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days’ notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC. The 6,000,128 warrants have not been registered with the SEC as of the date of this Form 10-K.  There is no assurance that any of these options or any additional warrants will be exercised.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 5, 2009, the Company notified Weaver & Martin, LLC (“W&M”) that they would be dismissed effective immediately as the Company’s independent registered public accounting firm, as reported on Current Report 8-K dated November 30, 2009.   This action was approved by our Board of Directors. On November 30, 2009, the Company’s Board of Directors appointed MHM Mahoney Cohen CPAs as its independent registered accounting firm, detailed as follows.

The reports of W&M on the consolidated financial statements of the Company and its subsidiary as of and for the years ended December 31, 2006 and December 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle with the exception of the following “going concern” paragraph:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            During the Company’s two most recent fiscal years ended December 31, 2006 and December 31, 2007 and through November 5, 2009, there were no disagreements with W&M on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to W&M satisfaction, would have caused W&M to make reference thereto in its reports on the Company’s financial statements for such years.

The Company has provided W&M with a copy of the Form 8-K dated November 30, 2009 prior to its filing with the SEC to which W&M furnished a letter addressed to the SEC stating that it agreed with the statements made above.

On November 30, 2009, the Company’s Board of Directors engaged MHM Mahoney Cohen CPAs to serve as the Company’s principal independent registered public accounting firm for the year ending December 31, 2008.

 ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            The Company's management evaluated, with the participation of its Chief Executive Officer/Chief Financial Officer (“CEO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer.  Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10-K filing as of December 31, 2008.

The controls designed were adequate for financial disclosures required for the preparation of the 10-K filing; however due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-K, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the audited 10-K report.  This model will be maintained and updated by Company staff and management as new business transactions require additional financial disclosures. As the Company obtains additional  resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.  We intend to hire a full time Chief Financial Officer to augment our internal controls procedures and expand our accounting staff.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2008.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2008:

•
Due to the limited number of Company personnel, a lack of segregation of duties exists.   An essential part of internal control is for certain procedures to be properly segregated and the results of their performance are adequately reviewed.  This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person.

As a result of this material weakness described above, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.   We intend to hire a full time Chief Financial Officer to augment our internal controls procedures and expand our accounting staff.  We intend to initiate measures to remediate and refine our internal controls to address this identified material weakness as the Company grows and we obtain a stronger cash position that would justify additional expenditures.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15(f) or 15d-15(f) under the SEC Act of 1934 we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEESS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers are as follows:

Name of Director	Age	Position(s) with the Company	Director/Officer Since
Thomas Morrison	60	Chairman of the Board of Directors	2008
Parker Booth	53	Chief Executive Officer, Chief Financial Officer	2008
James Haworth	46	Director	2008
Alicia Smith Kriese	44	Director	2008
Dr. Corey Ruth	52	Director	2009
Michael Rosenthal	65	Director	2009
Mark Klein	35	Director	2009

There is no family relationship between any of our directors or executive officers.

Thomas Morrison – Chairman of the Board of Directors

Mr. Morrison has over 39 years experience in a wide range of consumer goods industries and corporate farming with CEO/executive level general management and consulting assignments within large public companies (P&G and Pepsi) and private companies. He has held senior leadership positions in the following industries: packaged goods; corporate farming; investment banking; and consumer and technology. From November 1988 to March 1990, he was the Chief Executive Officer of Superior Farming Company, which operated a leading organic farm. From April 1990 to February 1992, he was the President, Chief Executive Officer, Board Member and part owner of Pacific Agriculture Holdings, a $40 million farming and marketing company.  In April 1992 he formed Morrison and Wilson Recycling, Inc., a development and marketing company.  In February 1995 he joined Conwaste Partners as a partner and helped sell the company to Browning-Ferris Industries. From August 1997 to the present, Mr. Morrison has been a partner in the investment banking firm of Morrison Partners, LLC.  The firm specializes in packaged/consumer goods, retail grocery and Internet mergers and acquisitions. Mr. Morrison currently devotes 100 % his time to the Company.

Parker Booth – Chief Executive Officer, Chief Financial Officer and Director

Mr. Booth has over 30 years of sales and operation experience in the fresh foods and international transportation industries. From May 2007 to November 2008 he was president of Ace Tomato and Delta PrePack, two companies that farm, ship, repack and market fresh fruits and vegetables. Prior to running Ace Tomato and Delta PrePack, from August 2000 to May 2007 he was employed by Fresh Express, most recently there as Vice President Food Service Division. In this position he was responsible for overseeing and directing the company’s foodservice business, which included managing the sales division’s growth and formulating long-range strategic sales plans. Mr. Booth has extensive international business and sales experience as a result of his work in Asia, Europe and South America when he was employed by TransFresh Corp and where he was responsible for developing and expanding markets for the use of controlled atmosphere technology. This technology is used in the shipping industry today for the worldwide, long-distance, ocean transport of perishable commodities such as fresh fruits and vegetables.

James Haworth – Director

On March 5, 2009, Mr. Haworth resigned as Director of the Company.

 Alicia Smith Kriese – Director

 Ms. Kriese spent 18 years from 1988 until 2005 with Austin-based advertising agency GSD&M (an Omnicom Company) as executive vice president, where she led the development of national brand strategies, corporate messaging and customer marketing campaigns for Wal-Mart Stores Inc. Since 2005 she has been the president of Perspectives, an Austin-based marketing consulting firm.

Dr. Corey Ruth – Director

On March 11, 2010, Dr. Ruth resigned as Director of the Company.

Michael Rosenthal – Director

On August 10, 2009, Michael Rosenthal joined our Board of Directors.  Mr. Rosenthal has served since 1986 as Chairman and President of M.J. Rosenthal and Associates, Inc., and investment and consulting firm. Mr. Rosenthal has been Chairman of Skins, Inc., since 2005, and Chairman and CEO of Bill Blass New York, a high-end manufacturer of men's and women's clothing, from January 2006 through November 2007, and Chairman through November 2008. From 1984 to 1986, Mr. Rosenthal served as a partner and a Managing Director of Wesray Capital Corp, an investment company, and prior to that was Senior Vice President and Managing Director of Mergers and Acquisitions Department of Donaldson, Lufkin, and Jenrette, Inc., an investment banking firm. Mr. Rosenthal has also served as Chairman, a director or Chief Operating Officer to a number of other companies including Wilson Sporting Goods, Northwestern Steel & Wire Company, Western Auto Supply Company and Star Corrugated Box Company, Inc.

Mark Klein – Director

On August 10, 2009, Mark Klein joined our Board of Directors.  Mr. Klein began working on the business concept behind the predecessor of Skins Footwear Inc. in 2002 and was appointed President and Chief Executive Officer of Skins Footwear Inc. on May 18, 2004. He has served in this capacity of President and CEO of both Skins Inc. and Skins Footwear inc. from 2004 to Present. From 2001, Mr. Klein served as the Sales Director for ICQ Mobile, the mobile instant messaging division of AOL Time Warner. From 1999 to 2001, he was a senior marketing and sales executive for both Comverse Network Systems (CMVT) and Oraios.com, where he directed, created and implemented sales and marketing initiatives.

Board of Directors and Committees

Board Meetings

During calendar 2008, the Board of Directors of NB Design held two meetings prior to acquisition on April 29, 2008. Subsequent to April 29, 2008, the Board of Directors of the Company held one meeting. Each director attended meetings of the Board of Directors. We expect each of our directors to attend our Annual Meeting every year, unless extenuating circumstances prevent their attendance.

  Committees

Currently we have no board committees. Our board acts as our Audit, Compensation and Nominating and Governance Committee although we intend to appoint such committees in the future comprised of a majority of members who will be independent directors.

Director Compensation

We have not paid our directors fees for attending any meetings of our Board of Directors. We reimburse each director for reasonable travel expenses related to such director’s attendance at Board of Directors’ meetings. Our directors were given stock for joining the Company. See “Executive Compensation” below.

Director Independence

As the Company’s common stock is traded using Pink Sheets and not listed on one of the national securities exchanges, it is not subject to any director independence requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge:

Thomas Morrison, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director, filed his initial Form 3 for 3,765,250 shares late, on March 24, 2009

Parker Booth, President, filed his initial Form 3 for 645,000 shares late on March 25, 2009.  We have not filed a Form 4 for Mr. Booth for the additional 1,500,000 shares he received from the Company in June 2009.  We filed a Form 5 for these shares on March 10, 2010.

James Haworth, Director, has not filed a Form 3 for 843,500 shares received from the Company in March 2008.  We filed a Form 3 for these shares on March 18, 2010.

Alicia Smith Kriese, Director, filed her initial Form 3 for 843,500 shares late on March 20, 2009. We have not filed a Form 4 for Ms. Kriese for the additional 231,000 shares she received from the Company in September 2009.  We filed a Form 5 for these shares on March 9, 2010

Code of Ethics

The Company has not adopted a Code of Ethics policy. The Company is in the process of establishing such policy.

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2008 of the principal executive officer, principal financial officer, in addition to, as applicable, our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “Named Executive Officers”).

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Morrison Chief Executive Officer, Chief 2008 Financial Officer & Director

	2008	-	-	450,000	(1)	-		-	-	-		450,000

Parker Booth, President (2)

	2008	37,500	-			100,230	(3)	-	-	1,350	(4)	139,080

James Haworth, Director

	2008		-	300,000	(5)	-		-	-	-		300,000

Alicia Smith Kriese, Director

	2008		-	300,000	(6)	-		-	-	-		300,000

William Gallagher, Consultant

	2008		-	450,000	(7)	-		-	-	37,500		487,500

_____________________________
(1)	Value of 1,265,250 shares of the Company’s common stock upon joining the Company.
(2)	Mr. Booth became our President on November 15, 2008.
(3)	Value of 675,000 stock options for shares of the Company’s common stock.
(4)	Relates to automobile benefits
(5)	Value of 843,500 shares of the Company’s common stock.
(6)	Value 843,500 shares of the Company’s common stock.
(7)	Value of 1,265,250 shares of the Company’s common stock upon joining the Company

       Only Mr. Booth and Mr. Gallagher have a formal employment or consulting agreement.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Parker Booth, President (1)	-	675,000	-	0.51	September 30, 2013	-	-	-	-

_________________
(1) Mr. Booth became our President on November 15, 2008.

Employment/Consulting Agreements

On July 1, 2008, we executed a 16 month consulting agreement with William J. Gallagher to provide financial advisory, investor relations and certain administrative services for $6,250 per month. We accrued consulting compensation for Mr. Gallagher beginning on July 1, 2008.

On October 1, 2008 we executed an employment contract with Mr. Booth as our Company President.  Mr. Booth’s employment contract was effective on November 15, 2008 and provides for an annual salary of $300,000, participation in our annual performance-based incentive plan (PIP) that could increase the compensation up to 50% based on meeting projected strategic outputs and profit objectives to be determined by the Board of Directors, pay the premium on current $300,000 Life Insurance Policy, a $900 per month car allowance and participation in any other benefits that we may offer.   The agreement also included options to purchase 675,000 shares of the Company stock at $0.51 per share that vest over a three year period beginning:

September 30, 2009 for 1/3 of the options
September 30, 2010 for 1/3 of the options
September 30, 2011 for 1/3 of the options

The options expire five years from the date of the original grant.  We accrued the salary for Mr. Booth beginning on November 15, 2008.

Liability and Indemnification of Officers and Directors

 Our Articles of Incorporation provide that liability of directors to us for monetary damages is eliminated to the full extent provided by Nevada law.  Under Nevada law, a director is not personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) for authorizing the unlawful payment of a dividend or other distribution on our capital stock or the unlawful purchases of our capital stock; (iv) a violation of Nevada law with respect to conflicts of interest by directors; or (v) for any transaction from which the director derived any improper personal benefit.

The effect of this provision in our Articles of Incorporation is to eliminate our rights and our stockholders’ rights (through stockholders’ derivative suits) to recover monetary damages from a director for breach of the fiduciary duty of care as a director (including any breach resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (v) above.  This provision does not limit or eliminate our rights or the rights of our security holders to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s duty of care or any liability for violation of the federal securities laws.

 Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the date of this filing, there are 27,299,943 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this filing, including any conversion privileges, stock options or warrants exercisable within 60 days of the date of this filing, by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group.  Each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address of each owner who is an officer or director is in care of the Company at 401 Monterey Street, Suite 202 Salinas, CA 939010.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned
Directors and Executive Officers:
Thomas Morrison, Chief Executive Officer and Chairman	3,765,250		13.8%
Parker Booth, President and Chief Operating Officer	2,370,000	(1)	8.6%
Alicia Smith Kriese, Director	1,074,500		3.9%
Corey K Ruth, Director	958,166		3.5%
James Harold Haworth, Director	843,500		3.1%
Michael J. Rosenthal, Director	-		0.0%
Mark Klein, Director	-		0.0%
Executive Officers and Directors as a group (5 persons)	9,011,416		32.7%

10% or more Stockholder:
Mathis Family Partners	3,640,000	(2)	11.9%

(1) This amount includes 225,000 shares of common stock purchase options.
(2) This amount includes 3,360,000 shares of common stock purchase warrants.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 8% per annum.  The unpaid balance including interest was $15,442 at December 31, 2008.

In November and December 2008, Parker Booth, President, advanced the Company $88,500. The advance is evidenced by a four promissory note bearing interest at 5% per annum.  The unpaid balance including interest was $88,828 at December 31, 2008.  The promissory notes also include the issuance of 542,500 shares of the Company’s common stock to Mr. Booth upon repayment of the notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The aggregate fees billed by MHM Mahoney Cohen CPAs at December 31, 2009 for professional services rendered for the audit of the Company’s December 31, 2008 consolidated financial statements were $10,000.

Tax Fees

The Company did not engage its principle accountants to provide tax compliance, tax advice and tax planning services during the year ended December 31, 2008.

PART IV

ITEM 15.    EXHIBITS.

Number	Exhibit

3.1	Articles of Incorporation, as amended, of Registrant (1)
3.2	Bylaws of Registrant (1)
5.1	Opinion of Gary A. Agron (1)
10.1	Exchange Agreement with Organic Alliance, Inc, a Texas corporation (1) (2)
10.2	Amendment to Exchange Agreement with Organic Alliance, Inc, a Texas corporation (1) (2)
10.3	Consultant Agreement (Gallagher) (3)
10.4	Employment Agreement (Booth) (3)
10.5	Office Lease Agreement (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer. (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 declared effective by the Commission on December 31, 2008.

(2) The originally filed Exchange Agreement (Exhibit 10.1) indicated therein that we issued 1,000,000 warrants in connection with our acquisition of Organic Texas.  In fact the actual number of warrants issued was 1,000,028.  Accordingly, to correct this error of 28 warrants, we filed Exhibit 10.2 which shows the correct number of warrants issued in the Exchange Agreement to be 1,000,028.  Exhibit 10.2 represents the accurate and correct Exchange Agreement (2)

(3)  Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC ALLIANCE, INC.

By: /s/ Parker Booth
Parker Booth
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: March 18, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Parker Booth
Parker Booth	Chief Executive Officer, Chief Financial
Officer (Principal Accounting Officer) and Director
/s/ Thomas Morrison
Thomas Morrison	Chairmen of the Board of Directors

/s/ Alicia Smith Kriese
Alicia Smith Kriese	Director

/s/ Michael Rosenthal
Michael Rosenthal	Director

/s/ Mark Klein
Mark Klein	Director

Organic Alliance Inc.
(a Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Organic Alliance, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Organic Alliance, Inc. and Subsidiary (a development stage company) (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the period from February 19, 2008, date of inception, to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organic Alliance, Inc. and Subsidiary at December 31, 2008, and the results of their operations and their cash flows for the period from February 19, 2008, date of inception, to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Organic Alliance, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 3, at December 31, 2008, the Company has no revenues, a working capital deficit of $324,447, and has accumulated losses of $4,949,977 since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MHM Mahoney Cohen CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
March 18, 2010

Organic Alliance Inc.
(a Development Stage Company)
Consolidated Balance Sheet
December 31, 2008

Assets
Current assets:
Cash	$250
Prepaid expenses and other current assets	4,461
Total current assets	4,711

Other assets (Note 11)	30,000

Total Assets	$34,711

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$141,898
Accrued expenses and other current liabilities	82,990
Notes payable to related parties (Note 9)	104,270
Total current liabilities	329,158

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares; -0- shares issued
and outstanding as of December 31, 2008	-
Common stock, $.0001 par value, 60,000,000 shares
authorized, 13,131,967 shares outstanding as of
December 31, 2008	1,313
Additional paid-in capital	4,654,217
Deficit accumulated during development stage	(4,949,977)
Total stockholders' deficiency	(294,447)

Total Liabilities and Stockholders' Deficiency	$34,711

The accompany notes are an integral part of these consolidated financial statements

Organic Alliance Inc.
(a Development Stage Company)
Statements of Operations

Period from Inception (February 19, 2008) to December 31, 2008

Operating Expenses:

General and administrative	$4,239,484

Operating Loss	(4,239,484)

Other (income) expense:
Interest expense	1,273
Interest income	(41,410)
Loss from write-off on notes receivable (Note 7)	750,630
Total net other expenses	710,493

Net loss	$(4,949,977)

Basic and diluted loss per share	$(0.41)

Weighted average number of
common shares outstanding - basic and diluted	12,102,221

The accompany notes are an integral part of these consolidated financial statements

Organic Alliance Inc.
(a Development Stage Company)
Statement of Stockholder's Equity (Deficiency)
					Deficit
					Accumulated
	Common Stock		Additional		During	Total
			Paid-In	Note	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficiency

Beginning Balances, February 19, 2008	-	$-	$-	-	$-	-
						-
Issuance of common stock for services on March 6, 2008	7,712,255	771	2,742,177	-		2,742,948
Proceeds from shares Issued on March 17, 2008	35,000	3	10,497	-		10,500
Proceeds from shares Issued on March 19, 2008	100,000	10	29,990	-		30,000
Issuance of common stock for services on March 21, 2008	168,700	17	59,983	-		60,000
Proceeds from shares Issued on March 25, 2008	200,000	20	59,980	-		60,000
Issuance of common stock for services on March 26, 2008	295,225	30	104,970	-		105,000
Issuance of common stock for services on April 1, 2008	462,877	46	164,581	-		164,627
Proceeds from shares Issued on April 2, 2008	100,000	10	29,990	-		30,000
Issuance of common stock for services on April 3, 2008	75,915	8	26,992	-		27,000
Proceeds from shares Issued on April 3, 2008	50,000	5	14,995	-		15,000
Proceeds from shares Issued on April 16, 2008	66,667	7	19,993	-		20,000
Proceeds from shares Issued on April 17, 2008	33,333	3	9,997	-		10,000
NB Design Inc., net assets assumed on April 29, 2008	1,200,028	120	(120)	-	-	-
Shares repurchased and retired on April 29, 2008	(500,000)	(50)	(199,950)	-	-	(200,000)
Proceeds from shares Issued on April 30, 2008	16,667	2	4,998	-		5,000
Issuance of common stock for services on May 1, 2008	90,000	9	53,991	-		54,000
Proceeds from shares Issued on May 8, 2008	16,250	2	6,498	-		6,500
Shares issued based on issuance of promissory note, May 8, 2008	2,483,750	248	993,252	(993,500)		-
Payments received on note receivable	-	-	-	265,527		265,527
Loss on write off of note receivable	-	-	-	727,973		727,973
Issuance of common stock for services on June 30, 2008	30,000	3	30,297	-		30,300
Issuance of common stock for services on July 17, 2008	430,300	43	425,954	-		425,997
Issuance of common stock for services on August 15, 2008	10,000	1	10,299	-		10,300
Issuance of common stock for services on August 20, 2008	5,000	-	5,000	-		5,000
Issuance of common stock for services on September 10, 2008	50,000	5	45,495	-		45,500
Share based compensation	-	-	4,358	-		4,358
Net loss	-	-	-		(4,949,977)	(4,949,977)

Balance at December 31, 2008	13,131,967	$1,313	$4,654,217	$-	$(4,949,977)	$(294,447)

The accompany notes are an integral part of these consolidated financial statements

Organic Alliance Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows

Period from Inception (February 19, 2008) to December 31, 2008

Cash flows from operating activities:
Net loss	$(4,949,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,670,672
Share-based compensation	4,358
Loss from write-off of note receivable, net of accrued interest income of 22,657	727,973
Accrued interest expense	770
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(4,461)
Accounts Payable	141,898
Accrued expenses and other current liabilities	82,990
Net cash used in operating activities	(325,777)

Cash flows from investing activities:
Deposit on asset purchase (Note 11)	(30,000)

Net cash flows from financing activities:
Proceeds from notes payable to related parties	103,500
Proceeds from issuance of common stock	187,000
Principal payments on note receivable for common stock	265,527
Repurchase of common stock	(200,000)
Net cash provided by financing activities	356,027

Net increase in cash and cash at the end of the year	$250

Supplemental for Non-Cash Financing Activities:
Issuance of shares of common stock for note receivable	$993,500

The accompany notes are an integral part of these consolidated financial statements

Organic Alliance Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND OTHER MATTERS

NB Design & Licensing, Inc., (“NB Design”) was organized in September 2001.  The former parent, New Bridge Products, Inc., was originally incorporated in August 1995 as a manufacturer of minivans and filed a petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Its Plan of Reorganization was approved by the U.S. Bankruptcy Court for the District of Arizona in September 2002 and NB Design was discharged from bankruptcy in October 2002.   NB Design was inactive from October 2002 to April 29, 2008.

Organic Alliance Inc., a Texas corporation, (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables.

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock and assumed all liabilities Organic Texas for 9,299,972 shares of NB Design’s common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. All Organic Texas common shares issued prior to April 29, 2008 for services provided are retroactively shown in the Consolidated Statement of Stockholders’ Equity (Deficiency) based on the ratio of 0.8435 NB Design common share issued for one Organic Texas common share (See Note 6).  All Organic Texas common shares issued prior to April 29, 2008 for cash are shown in the Consolidated Statement of Stockholders’ Equity (Deficiency) based on one NB Design common share issued for one Organic Texas common share (See Note 6).  The business of Organic Texas is the only business of NB Design.

The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the Securities and Exchange Commission’s (“SEC”) Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation (NB Design) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.

Prior to April 29, 2008, NB Design had outstanding 1,000,028 each of Class A, Class B, Class C, Class D, Class E and Class F warrants.  The warrants were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008.  As a condition to closing the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.   In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by NB Design on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC.  Both the share price and volume must be met on the same day for the call provision to be effective.  A registration statement has not been filed with the SEC for the warrants as of March 18, 2010.

We completed the Exchange Agreement in order to merge with an operating company and thereby provide our shareholders with the potential to realize liquidity in their stockholdings.

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc.  On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.  All references throughout this Annual Report to “Organic Alliance, Inc.,” or the “Company” refer to the combined operations of Organic Alliance, Inc., a Nevada corporation, and our wholly-owned subsidiary, Organic Texas.

On December 31, 2008, we filed a Form S-1 with the SEC covering 2,638,250 shares of our .0001 par value Common Stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage – The Company is in the development stage.  Since its formation the Company has not realized any revenues from its planned operations. The Company's intends to sell conventional fresh food products with a focus on growth in the certified organic and certified Fair Trade markets.  The Company’s primary activities since incorporation have been performing business, strategic and financial planning and raising capital.

Basis of Presentation - The Company's consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

Principles of Consolidation - The consolidated financial statements include the accounts of the Organic Alliance, Inc. and its wholly owned subsidiary, Organic Texas. Inc. (collectively, the "Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk - The Company maintains cash balances at various financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000.  At December 31, 2008 the Company’s cash did not exceed the FDIC insurance limit.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction, California and Texas. Tax returns for 2008 that remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), at February 19, 2008.  The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At December 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2008, no interest and penalties related to uncertain tax positions had been accrued.

Share Based Compensation - The Company accounts for its share-based employee compensation arrangement in accordance with SFAS No. 123R, Share Based Payment” (SFAS No. 123(R)”). Under SFAS No. 123R, share-based payments are measured at the estimated fair value on the date of grant and are recognized as an expense over the requisite service period (generally the vesting period).

The Company uses the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with equity grants to non-employees. The Company measures the compensation associated with these grants based on the fair value of the equity instruments issued.  The measurement date to calculate the fair value of the equity instruments granted is based upon the date that the performance commitment has occurred.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

Period from Inception (February 19, 2008) to December 31, 2008

Numerator:
Net loss - basic and diluted	$(4,949,977)

Denominator:
Weighted average shares – basic	12,102,221

Effect of dilutive stock options and warrants	-

Denominator for diluted earnings per share	12,102,221
Loss per share
Basic	$(0.41)

Diluted	$(0.41)

At December 31, 2008, the Company stock options outstanding totaled 675,000. In addition, at December 31, 2008, the Company’s warrants outstanding represented 6,000,168 common shares. Inclusion of the Company’s options and warrants in diluted loss per share for the year ended December 31, 2008, have an anti-dilutive effect because the Company incurred a loss from operations.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157; “Fair Value Measurements” (“SFAS 157”), (primarily codified into Topic 820 of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 (primarily codified into Topic 820 of FASB ASC), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

In October 2008 the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3 (“FSP FAS 157-3”) (primarily codified into Topic 820 of FASB ASC), “Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP 157-3 is effective for the financial statements included in the Company’s annual report for the year ended December 31, 2008 and application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP FAS 157-4 (primarily codified into Topic 820 of FASB ASC), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP: (1) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, (2) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, and (3) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead (1) requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence, (2) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly, (3) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable, and (4) applies to all fair value measurements when appropriate.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as discussed below.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations” (“SFAS 141(R)”) (primarily codified into Topic 805 of FASB ASC). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.

In April 2009 the FASB issued FSP FAS 141(R)-1 (primarily codified into Topic 805 of FASB ASC), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS 141 (R). This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company is currently evaluating the impact adoption of SFAS 141(R) and FSP FAS 141(R)-1 may have on the financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective November 15, 2008 and is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  Adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In June 2008 the FASB issued FSP Emerging Task Force (“EITF”) 03-6-1 (primarily codified into Topic 260 of FASB ASC), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF-03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1.  The Company is evaluating the expected impact of FSP EITF 03-6-1 on its consolidated financial statements.

In June 2009 FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” — an amendment of SFAS No. 140” (“SFAS 166”)”, (primarily codified into Topic 860 of FASB ASC).  This statement removes the concept of a qualifying special-purpose entity which was primarily codified into Topic 810 of FASB ASC, Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS 167”), which has not been codified in the FASB ASC. This statement requires an analysis of existing investments to determine whether variable interest or interests gives the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. This statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“US GAAP”) -a replacement of FASB Statement No. 162” (“SFAS 168”) (primarily codified into Topic 105 of FASB ASC). The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective beginning with the quarter ended September 30, 2009.  All references to GAAP in the consolidated financial statements also use the new Codification numbering system. The Codification does not change or alter existing GAAP; therefore, it does not have an impact on the Company’s consolidation financial statements.

In June 2009 the SEC released “Update of codification of Staff Accounting Bulletins”. This update amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) (primarily codified into Topic 805 of FASB ASC) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) (primarily codified into Topic 810 of FASB ASC). This update is effective for the Company beginning with the first fiscal quarter of 2010 and will be utilized in conjunction with future business combinations and non-controlling interests.

In August 2009 the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value”. This statement includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This statement is effective for the first report period (including interim periods) beginning after issuance.

3.	GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2008, the Company has no revenues, a working capital deficit of approximately $325,000 and has accumulated losses of approximately $4,950,000 since its inception.  Its ability to continue as a going concern is dependent upon achieving sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

4.	INCOME TAXES

The components of deferred tax assets as of December 31, 2008 are as follows:

Share based compensation	$1,464,000
Start up costs	191,000
Net operating losses	23,000
Less: valuation allowance	(1,678,000)
Net deferred tax asset	$—

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset of $1,678,000 as of December 31, 2008.

As part of the Exchange Agreement the Company acquired NB Designs’ Federal net operating loss carryforward of $86,000.  At December 31, 2008 the Company used approximately $17,000 of acquired net operating losses, and has net operating losses of $69,000 at December 31, 2008 that may be used to reduce future tax liabilities. Such net operating losses expire through 2027 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

A reconciliation of the benefit from income taxes based on the Federal statutory rate to the Company’s effective rate for the period from inception (February 19, 2008) to December 31, 2008 is as follows:

2008%
Federal income tax benefit at statutory rate	34.0
State income tax benefit, net of federal income tax	6.0
-
-
Change in valuation allowance	40.0
Total benefit from taxes	-

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

5.	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock, nor has any preferred stock been issued as of December 31, 2008.

6.	SHARE EXCHANGE AGREEMENT

On April 29, 2008, NB Design exchanged 9,299,972 shares of its common stock for 10,916,917 shares of Organic Texas common stock.  The shares were exchanged in two groups as follows:

•
Group A represents 44 Organic Texas stockholders that received Organic Texas common stock for consulting services, executive compensation and director compensation prior to the April 29, 2008 merger date.  These stockholders exchanged 10,331,917 shares of Organic Texas common stock for 8,714,972 shares of the NB Design common stock using the ratio of .8435 share of NB Design common stock to one share of Organic Texas common stock.

•
Group B represents 8 investors who received Organic Texas common stock for investing funds in Organic Texas prior to the April 29, 2008 merger date.  These stockholders exchanged 585,000 shares of Organic Texas common stock for 585,000 shares of NB Design common stock.

As part of the transaction, $200,000 was paid to certain shareholders of the Company by Organic Texas to re-purchase 500,000 shares of Company’s common stock.  These shares were subsequently retired.

7.	EQUITY TRANSACTIONS

Unregistered Sales of Equity Securities:

In March 2008, the Company sold 335,000 unregistered shares of common stock (Group B, See Note 6) for $100,500.

In March 2008, the Company issued 5,000,000 shares of common stock to Officers, Directors and a related party of the Company.  These shares were exchanged for 4,217,500 unregistered shares of the Company’s common stock (Group A, See Note 6) on April 29, 2008.  These shares were valued at $1,500,000 or $0.30 per share based on the sales price of shares to non-related third parties during March 2008.

In March and April 2008, the Company issued 5,331,917 shares of common stock to consultants to perform services for the Company including legal, public relations, investor relations, and others.  These shares were exchanged for 4,497,472 unregistered shares of the Company’s common stock (Group A, See Note 6) on April 29, 2008.  These shares were valued at $1,599,575 or $0.30 per share based on the sales price of shares to non-related third parties during March and April 2008.

In April 2008, the Company sold 250,000 unregistered shares of common stock (Group B, See Note 6) for $75,000 and 16,667 unregistered shares of common stock for $5,000.

During May 2008, the Company issued 90,000 unregistered shares or common stock to an attorney to perform legal services for the Company.  These shares were valued at $54,000 or $0.60 per share based on the closing price of the Company’s common stock on the date of the agreement.

During June 2008, the Company issued 30,000 unregistered shares of common stock to a consultant to perform accounting services for the Company.  These shares were valued at $30,300 or $1.01 per share based on the closing price of the Company’s common stock on the date of the agreement.

During July 2008, the Company issued 73,000 unregistered shares of common stock to a group of six physicians that served on a medical advisory board for the Company.  These shares were valued at $72,270 or $0.99 per share based on the closing price of the Company’s common stock on the date of the agreement.

During July 2008, the Company issued 357,300 unregistered shares of common stock to a six individuals that performed investor relation services for the Company.  These shares were valued at $353,727 or $0.99 per share based on the closing price of the Company’s common stock on the date of the agreement.

During August 2008, the Company issued 10,000 unregistered shares of common stock to an individual that performed investor relation services for the Company.  These shares were valued at $10,300 or $1.03 per share based on the closing price of the Company’s common stock on the date of the agreement. Also during August 2008, the Company issued 5,000 unregistered shares of common stock to an individual that performed administrative services for the Company.  These shares were valued at $5,000 or $1.00 per share based on the closing price of the Company’s common stock on the date of the agreement.

During September 2008, the Company issued 50,000 unregistered shares of common stock to an individual that performed investor relation services for the Company.  These shares were valued at $45,500 or $0.91 per share based on the closing price of the Company’s common stock on the date of the agreement.

Registered Sales of Equity Securities:

In May 2008, the Company sold 16,250 registered shares of common stock for $0.40 a share to an investor to help fund the Company.  The Company also sold 2,483,750 registered shares of common stock for $0.40 per share to an investor for a 90 day promissory note that bore interest at 8% per annum on any unpaid balance.  The unpaid balance of $750,630 including accrued interest of $22,657 was written off as uncollectable and included in the consolidated statement of operations for period of inception (February 19, 2008) to December 31, 2008.

The total amount of $3,670,672 of common shares issued for services was expensed during the period from inception (February 19, 2008) to December 31, 2008.

8.  STOCK OPTIONS AND WARRANTS

Stock Options – Employment Contract:

On October 1, 2008 we executed an employment contract with Mr. Booth as the Company’s President.  Mr. Booth’s employment contract was effective on November 15, 2008 provides for options to purchase 675,000 shares of the Company stock at $0.51 per share.  The options vest annually for three years beginning September 30, 2009.  The options expire five years from the date of the original grant.

The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.15, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. The Company recognized $4,358 compensation expense included in general and administrative expense on the consolidated statement of operations.

Options Summary:

A summary of option activity as of December 31, 2008 and changes during the period from date of inception (February 19, 2008) to December 31, 2008 is presented below:

Options	Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Granted	675,000	$0.51	$4.88	$-
Outstanding, December 31, 2008	675,000	$0.51	$4.88	$-

	Shares	Weighted Average Exercise price
Granted	675,000	$0.51
Non-vested, December 31, 2008	675,000	$0.51

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At December 31, 2008 the Company had 6,000,168 warrants outstanding with an exercise price of $1.00 and an expiration date of December 31, 2011 (See Note 1).

9.	RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company signed a 16 month consulting agreement with a consultant and a shareholder of the Company. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At December 31, 2008, the Company owed approximately $26,000 related to above consulting services, which is included in accrued expenses and other current liabilities on the consolidated balance sheet.

In September 2008, Earnest Mathis, a major stockholder, advanced $15,000 to the Company. The advance is evidenced by a promissory note bearing interest at 8% per annum.  The unpaid balance including interest was $15,442 at December 31, 2008, included in notes payable on the consolidated balance sheet.

In November and December 2008, Parker Booth, President, advanced $88,500. The advance is evidenced by a four promissory note bearing interest at 5% per annum.  The unpaid balance including interest was $88,828 at December 31, 2008, included in notes payable on the consolidated balance sheet.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

From February 2008 through January 2009, the Corporate office was in San Antonio, Texas.  The terms were $1,500 a month for one year.  In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office and terminated the lease in San Antonio after January 2009.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The Company is currently paying rent on a month to month basis.  Rent expense was $12,789 for the year ended December 31, 2008.  The lease commitment at December 31, 2008 was $26,760

11.	SUBSEQUENT EVENTS

On January 7, 2009, the Company entered into an Asset Purchase Agreement with American Eagle Transport LLC to purchase The AvacadoMan brand and an order processing web software system for $30,000.  The purchase price was paid in November 2008 and is included in other assets on the consolidated financial statements at December 31, 2008.

During January 2009 and March 2009, the Company exchanged 1,747,071 shares of our registered common stock from a group of investors and related parties for two shares of the Company’s unregistered common stock (3,493,476 shares).  The registered shares were transferred to Edge Trading, LLC and Partners in an unsuccessful attempt to obtain financing.  As part of the transaction an additional 2,000,000 unregistered shares of the Company’s common stock were transferred to this group in January 2009.

During February 2009, the Company compensated Thomas Morrison, chief executive officer, with 2,500,000 unregistered shares of the Company’s common stock, Parker Booth, president, with 645,000 unregistered shares of the Company’s common stock and William J Gallagher, financial consultant, with 2,000,000 unregistered shares of the Company’s common stock for service to the Company.  We also compensated three investor relations consultants with a total of 270,000 unregistered shares of the Company’s common stock.  The total compensation was valued at $487,350

On March 5, 2009, the Company accepted the resignation of Jim Haworth as Director of the Company.

On March 5, 2009, Dr. Corey Ruth joined the Company’s Board of Directors.  He received 843,000 unregistered shares of the Company’s stock for joining the Board.  The total compensation was valued at $46,365.

During April 2009, we entered into an account receivable factoring facility with a financial service company specializing in short term financing facilities for produce companies with maximum borrowing of $1,500,000.

On June 1, 2009 the Company announced the promotion of Parker Booth. Mr. Booth, the President of Organic Alliance, was promoted to the additional title of Chief Operating Officer and a seat on the Board of Directors.  The Company compensated Mr. Booth with 1,500,000 unregistered shares.  The total compensation was valued at $375,000.

During June 2009, the Company compensated a, financial consultant, with 476,000 unregistered shares of the Company’s common stock upon repayment of loans made to the Company.

On August 10, 2009, Mike Rosenthal and Mark Klein joined the Company’s Board of Directors.  Both were to each receive 350,000 unregistered shares of the Company's common stock upon appointment to the board.  As of March 18, 2010, these shares have not been issued by the Company.  They also will receive an additional 650,000 unregistered shares each at such time as the Company raises at least $1,000,000 in equity funds.  They will also receive a fee of 8.5% of any funds raised by them in equity offerings of the Company. The total compensation was valued at $91,000.

On June 11, 2009, Dr. Corey Ruth, Director, loaned the Company $10,000 payable with interest at 5% and a maturity date of September 1, 2009.  In addition, Dr. Ruth will receive an equity interest of 33,000 unregistered shares of the Company’s common stock. The loan was paid back in September 2009 and Dr. Ruth received the 33,000 shares of common stock.

On July 13, 2009, Alicia Kriese, Director, loaned the Company $35,000 payable with interest at 5% and a maturity date of September 1, 2009.  In addition, Ms. Kriese will receive an equity interest of 231,000 unregistered shares of the Company’s common stock when the loan is paid back. The loan was paid back in September 2009 and she received the 231,000 shares of common stock.

On August 7, 2009, the Company announced receiving a new loan from Mr. Parker Booth, the Company’s President and COO, for $170,000 and consolidated twelve previous loans from Mr. Booth into a single promissory note totaling ($223,500) the new promissory note of $393,500 pays interest at 5% and matures on December 31, 2009.  In addition, Mr. Booth will receive an equity interest of 2,391,747 unregistered shares of the Company’s common stock when the loan is paid back.

During September 2009, the Company paid back a loan from an investor and compensated him with 166,000 unregistered shares of the Company’s common stock. We also compensated one individual with 10,500 unregistered shares of the Company’s common stock for joining our medical advisory board. The total compensation was valued at $13,238.

On October 16, 2009, Mike Rosenthal, Director, loaned the Company $100,000 payable with interest at 5% and a maturity date of March 31, 2010.  In addition, Mr. Rosenthal will receive an equity interest of 750,000 unregistered shares of the Company’s common stock when the loan is paid back.

On November 30, 2009, Thomas Morrison, Chairman, loaned the Company $10,000 payable with interest at 5% and a maturity date of June 30, 2010.  In addition, Mr. Morrison will receive an equity interest of 55,400 unregistered shares of the Company’s common stock when the loan is paid back.

On December 10, 2009, Mr. Parker Booth, the Company’s President and COO, loaned the Company $50,000 and consolidated his previous note dated August 13, 2009 into a single promissory note totaling $443,500 that pays interest at 5% and matures on December 31, 2010.  In addition, Mr. Booth will receive an equity interest of 2,668,747 unregistered shares of the Company’s common stock when the loan is paid back.

On December 11, 2009, Dr. Corey Ruth, Director, loaned the Company $50,000 payable with interest at 5% and a maturity date of February 4, 2010.  In addition, Dr. Ruth will receive an equity interest of 200,000 unregistered shares of the Company’s common stock. The loan was paid back in March 2010 and Dr. Ruth received 200,000 unregistered shares of the Company’s common stock.

On December 11, 2009, Mike Rosenthal, Director, loaned the Company $30,000 payable with interest at 5% and a maturity date of March 31, 2010.  In addition, Mr. Rosenthal will receive an equity interest of 200,000 unregistered shares of the Company’s common stock when the loan is paid back.

On December 11, 2009, Company accepted the resignation of Thomas Morrison as Chief Executive Officer.  Mr. Morrison will remain the Chairman of the Board of Directors.  Mr. Parker Booth, President and Chief Operating Officer, has been promoted to Chief Executive Officer.  The resignation and promotion became effective immediately.  Mr. Morrison decision to resign was voluntary and not as a result of any disagreement with the registrant on any matter relating to registrant’s operations, policies or practices.

On March 11, 2010, the Company accepted the resignation of Dr. Corey Ruth as Director of the Company.