Form 10-K
period 2009-12-31
Organic Alliance, Inc.
filed 2010-05-18
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
X Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
 Yes    X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes    X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Non-accelerated filer 	Accelerated filer  Small Business Issuer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No 

As of June 30, 2009, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $3,826,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Pink Sheets on June 30, 2009. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant's Common Stock, par value $.0001 per share, on May 18, 2010 was 29,649,943.

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

The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the Securities and Exchange Commission’s (“SEC”) Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation (NB Design) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Exchange Agreement, NB Design issued 9,299,972 shares of our Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 1,000,028 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008.  As a condition to closing the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.  In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of date of this Form 10-K the common shares are unregistered with the SEC.

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

We recorded our first sale in March 2009 and emerged from a development stage company during the second quarter of 2009.

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

We were a development stage company from inception (February 19, 2008) through March 2009.  We began in April 2009 to establish supplies of organic fresh fruits and vegetables from several regions globally. We have made significant strides as we have established long-term relationships with growers in Mexico, USA, Argentina, Peru, and Costa Rica that will help ensure a continuous year round supply to our customers. We are continuing to expand our sourcing areas from other Latin America countries as well as from the Asia continent in 2010 and beyond.

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

Based on 2008 data from the Organic Monitor, the global organic food market grew by 13.7% in 2008 to reach a value of $52 billion.   In 2013, the market is forecast to have a value of $85.1 billion, an increase of 63.6% since 2008.   The sale of fruit and vegetables accounts for 36% of the market's value.  Based on 2008 data from FLO, Fair Trade certified sales amounted to approximately $4 billion worldwide, a 22% year-to-year increase. This leaves room for other innovative organizations like Organic Alliance to develop new solutions and build a leading position in this young and growing industry.

Development Stage and Going Concern

We emerged from a development stage company during the second quarter of calendar 2009 and realized substantial sales for the year ended December 31, 2009. Beginning in March 2009 the Company began selling conventional and organically grown fruits and vegetables.  We have an account receivable factoring financing facility in place, however we will need to raise additional capital through private equity placements and, or other financing means.

The consolidated financial statements contained in this annual report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that we will realize our assets and discharge our liabilities in the ordinary course of business. As of December 31, 2009, we had working capital deficit of approximately $1,610,000 and had accumulated losses of approximately $8,263,000 since our inception on February 19, 2008. Our ability to continue as a going concern is dependent upon achieving production or sale of goods, our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

Competitive Differentiation and Synergy

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

We have developed key relationships that enables our Company to compete globally. The Company is dedicated to providing market-guided, sustainability focused technical support and infrastructure development to small and medium-sized producers in Latin America. Our work aims to build capacity in producing communities for increasing production efficiency, human capital, export value and ability to enter high-value international markets.

                Our market-guided approach leverages global buyer networks to develop projects that are driven by demand, thus increasing the efficiency and economic viability of our work.  The Organic Alliance buyer network is complemented by a committed alliance of regional development professionals, production technicians and certification bodies that allow us to efficiently mobilize experts in executing leading-edge development solutions.

This model puts forward a new paradigm for hybrid social enterprise—each entity acting in its own interest while supporting one another other to reinforce the overarching goal of sustainable economic development in Latin America.

Key Impact Goals:

	Increase Export Value of Production

	Improve Competitiveness and Market Access

	Capture Higher Supply-Chain Value

	Develop Human Capacity

	Diversify Income in the Green Economy

	Link Projects to High-Value Markets

For the year ended December 31, 2009, our revenue was $4,268,680.

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

Intellectual Property

The Company has no intellectual properly at December 31, 2009.

Employees

As of December 31, 2009 we had five employees, including our two executive officers.

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

ITEM IA:  RISK FACTORS

Going Concern Risk

 We emerged from a development stage company during the second quarter of calendar 2009 and realized substantial sales for the year ended December 31, 2009. Beginning in March 2009 the Company began selling conventional and organically grown fruits and vegetables.  We had an account receivable factoring financing facility in place at December 31, 2009, however we will need to raise additional capital through private equity placements and, or other financing means.

The consolidated financial statements contained in this annual report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that we will realize our assets and discharge our liabilities in the ordinary course of business. As of December 31, 2009, we had working capital deficit of approximately $1,610,000 and had accumulated substantial losses of approximately $8,263,000 since our inception on February 19, 2008. Our ability to continue as a going concern is dependent upon achieving production or sale of goods, our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

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

As of the date of this Form 10-K, our executive officer, directors and 10% or greater stockholders own 8,914,750 shares of our Common Stock or approximately 30% of our outstanding Common Stock.  Accordingly, these individuals will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. To approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

	the basis on which the broker or dealer made the suitability determination, and

	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. We intend to hire a full time Chief Financial Officer to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that these efforts will be adequate.

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

During April 2010, the Company was served with two lawsuits for past due liabilities of the Company.  The first lawsuit was Executive Dynamics Search, Inc., plaintiff, vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest. The suit was filed in the Superior Count of California, case number 37-2010-00053560-CU-BC-NC.  Executive Dynamics Search, Inc. provided executive placement services to the Company.  The second lawsuit was Full Circle Sales, Inc, plaintiff, vs. Organic Alliance, Inc., defendant, for approximately $257,000 plus attorney fees and interest. The suit was filed in the United States District Count for the Northern District of California, case number CV10-01615. Full Circle Sales, Inc. is a produce supplier of the Company.

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

Holders

As of the May 18, 2010, we had approximately 550 stockholders of record of our common stock.  None of our preferred stock was outstanding.

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

(vi)
During 2009, officers, directors and related parties were issued 8,234,000 unregistered shares of the Company’s common stock for director, officer and administrative services compensation.  These shares were valued from $0.09 to $0.22 per share

(vii)
During 2009, we issued 440,500 unregistered share of the Company’s common stock to a group of five consultants for investor relations, medical advisory and for a financing incentive.  These shares were valued from $0.08 to $0.22 per share.

(viii)
During January 2009 and March 2009, the Company exchanged a total of 1,747,071 shares of our registered common stock from a group of investors and related parties for two shares of the Company’s unregistered common stock (3,493,476 shares).  The registered shares were transferred to a group of financing partners in an unsuccessful attempt to obtain capital.  As part of this transaction, an additional 2,000,000 unregistered shares of the Company’s common stock were transferred to this group in January 2009.

(ix)
During March 2010, directors were issued 1,850,000 unregistered shares of the Company’s common stock for director compensation and financing incentive.  These shares were valued from $0.08 to $0.13 per share.

(x)	During April 2010, a consultant was issued 500,000 unregistered shares of the Company’s common stock for Investor relations. These shares were valued at $0.04 per share.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver. CO, 80209.

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

 ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of our future performance may differ materially from the results anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement.  Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Organic Alliance, Inc. brings together a unique alliance of respected growers, packers and shippers from around the world in order to source, market and distribute best-quality certified-organic, conventional, and certified Fair Trade food products.  Crops are grown, packed and shipped under Organic Alliance supervision using advanced quality, food safety and sustainable agriculture practices. In the case of our certified Fair Trade program, we work directly with the growers to develop the structure and standards to be certified under the FLO standards. The Company’s Approved Origins™ Program delivers not only on-demand traceability through a partnership with Yottamark’s Harvestmark technology, but transparency in all business-critical practices, including leading-edge food safety practices, continuous improvement and work force fairness.

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

 The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the SEC’s Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Securities Exchange, NB Design issued 9,299,972 shares of our Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 1,000,028 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008.  As a condition to close the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.  In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of the date of this Form 10-K the common shares are unregistered with the SEC.

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc.  On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.

We recorded our first sale in March 2009 and emerged from a development stage company during the second quarter of calendar year 2009.

Critical Accounting Estimates and Policies

Revenue Recognition

Starting in March 2009, our produce are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery.  Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred and the Company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is reasonably assured.  Sales are presented net of discounts and allowances.

 Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis and any specific troubled accounts. Starting in 2009, our products are sold to our customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account.

Share-Based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Sholes model to calculate the fair value of the common stock equivalents on the grant date.

Impairment of Long-Lived and Intangible Assets

Intangible assets are comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) (primarily codified into Topic 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

Debt Discount

Costs incurred with parties who are providing the actual long-term financing, which generally include the value of shares of the Company’s common stock are reflected as a debt discount. These discounts are amortized over the life of the related debt interest expense.

Results of Operations

Results of operations for the year ended December 31, 2009 compared to the period from inception (February 19, 2008) to December 31, 2008

 For the period from inception (February 19, 2008) until March 31, 2009, we were a development stage company with little revenues. We began to earn revenues during March 2009 and recorded substantial revenues during the second quarter of 2009 and therefore we are no longer reporting as a development stage company.

For the year ended December 31, 2009, net sales of $4,268,680 were recorded compared to no revenue for the period from inception (February 19, 2008) to December 31, 2008.  During March 2009, we began selling organically and non-organically grown fruit and vegetables to our customers.

For the year ended December 31, 2009, cost of goods sold was $4,265,201 compared to no cost of goods sold for the period from inception (February 19, 2008) to December 31, 2008.

For the year ended December 31, 2009, gross margin was $3,479 compared to no gross profit for the period from inception (February 19, 2008) to December 31, 2008.  Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the year ended December 31, 2009, general and administrative (G&A) expenses of $3,150,800 compared to $4,239,484 for the period from inception (February 19, 2008) to December 31, 2008.  The decrease in G&A expenses of $1,088,684 is primarily attributable to decreased stock compensation costs of approximately $1,930,000.  Despite issuing 13,167,976 shares and 9,330,272 shares, respectively for 2009 and the period from inception (February 19, 2008) to December 31, 2008, our declining stock price resulted in decreased stock compensation costs.  A decrease of approximately $221,000 of professional fees primarily related to decreased investor relations’ spending was offset by increased expenses for moving from a development stage to an operating company.   These increased operating expenses include approximately $799,000 for payroll expense, $67,000 for travel and entertainment expense, $40,000 for director and officer, general liability and other insurance expense, $53,000 for bad debt expense, $15,000 for rent expense, $15,000 for phone expense and $73,000 for other expenses.

For the year ended December 31, 2009, operating loss was $3,147,321 compared to $4,239,484 for the period from inception (February 19, 2008) to December 31, 2008.

For the year ended December 31, 2009, other expense was $165,892 compared to $710,493 for the period from inception (February 19, 2008) to December 31, 2008.  The Company accrued interest expense of $18,362 on promissory notes payable to related parties and other for the year ended December 31, 2009, compared to $770 for the period from inception (February 19, 2008) to December 31, 2008.   During 2009 the Company recorded $61,827 as amortization of notes payable discount related to a financing incentive.  The Company recorded interest expense related to factor fees of $55,703 for the year ended December 31, 2009. Also During 2009 the Company wrote-off a deposit related to an intangible asset that was deemed impaired. During the period from inception (February 19, 2008) to December 31, 2008 a note receivable for $750,630 including accrued interest of $22,657 was deemed uncollectable and written off.

For the year ended December 31, 2009, net loss was $3,313,213 or $0.13 basic and basic and diluted loss per share compared to $4,949,977 or $0.41 basic and basic and diluted loss per share for the period from inception (February 19, 2008) to December 31, 2008. The $1,636,764 decrease in net loss was primarily attributable to the decreased operating and other expenses described above.

Liquidity and Capital Resources

Our operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties and other. We will require additional sources of outside capital to continue our operations. We expect that our primarily source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit.  During April 2010, we terminated our account receivable factoring facility with a financial services company. We are presently negotiating a factoring facility with a new financial services company.  As a result, we are presently experiencing cash flow difficulties.

Our financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2009, we had working capital deficit of approximately $1,610,000 and had accumulated substantial losses of approximately $8,263,000 since our inception on February 19, 2008..Our ability to continue as a going concern is dependent upon achieving sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-K do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

 For the period from inception (February 19, 2008) to December 31, 2008 we sold 617,917 shares of our common stock for $187,000

During May 2008, we also sold 2,483,750 shares of our common stock for $0.40 per share to an investor for a 90 day promissory note that bore interest at 8% per annum on any unpaid balance.  The unpaid balance of $750,630 including accrued interest of $22,657 was deemed uncollectable and written off as of December 31, 2008.

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $16,942 at December 31, 2009.

During the fourth quarter of 2008 through December 31, 2009, Parker Booth, Chief Executive Officer, advanced the Company $493,905. The advances are evidenced by a promissory note bearing interest at 5% per annum.  The unpaid balance including accrued interest was $508,293 at December 31, 2009. The promissory note also includes the issuance of 2,668,747 shares of the Company’s common stock to Mr. Booth as a financing incentive. These shares have not been issued to Mr. Booth.

In July 2009, an unrelated party advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $51,171 at December 31, 2009.

In October and December 2009, Mike Rosenthal, Director, advanced the Company $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $131,123 at December 31, 2009.

In November 2009, Morrison Partners, LLC, Thomas Morrison, the Company's former CEO and Chairman is President, advanced the Company $10,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $10,042 at December 31, 2009. The promissory note also includes the issuance of 55,400 shares of the Company’s common stock as a financing incentive.  These shares have not been issued to Morrison Partners, LLC.

In December 2009, Corey Ruth, Director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $50,137 at December 31, 2009.

During 2009, two directors of the Company advanced $45,000, which was paid off by the Company with accrued interest thereon during August 2009.

We have limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of current notes payable to an officer, directors, related parties and other.  Our total obligation was $767,708 including accrued interest of $18,803 for the notes at December 31, 2009.  As of May 18, 2010, we repaid only one of the notes payable for $50,000.

Net Cash Flows

For the year ended December 31, 2009, net cash used in operating activities was $661,924 compared to $325,777 for the period from inception (February 19, 2008) to December 31, 2008.  The increase of $336,147 was primarily attributable to higher general and administrative spending for salaries, insurance, travel , entertainment and other operating expense plus our initial account receivable balance as we moved from a development stage company during the second quarter of 2009.

For the year ended December 31, 2009, cash used in investing activities was $8,500 compared to $30,000 for the period from inception (February 19, 2008) to December 31, 2008.  During 2009, the Company purchased $8,500 of property and equipment  compared to payment made of $30,000 during 2008 to purchase AvacodoMan Brand and related software system.  Our purchase of these assets closed on January 9, 2009 and was deemed impaired by March 31, 2009.

For the year ended December 31, 2009, net cash provided by financing activities was $670,405 compared to $356,027 for the period from inception (February 19, 2008) to December 31, 2008.  The increase of $314,378 was related to increases in loans and advances from officer, directors and others.

At December 31, 2009 and December 31 2008, we had 675,000 stock options and 6,000,128 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.51 per share. The outstanding warrants have a weighted average exercise price of $1 per share. Accordingly, at December 31, 2009, the outstanding options and warrants represented a total of 6,675,128 shares issuable for a maximum of $6,344,378 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holder while the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days’ notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC. The 6,000,128 warrants have not been registered with the SEC as of the date of this Form 10-K.  There is no assurance that any of these options or any additional warrants will be exercised.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 5, 2009, the Company notified Weaver & Martin, LLC (“W&M”) that they would be dismissed effective immediately as the Company’s independent registered public accounting firm, as reported on Current Report 8-K dated November 30, 2009.   This action was approved by our Board of Directors. On November 30, 2009, the Company’s Board of Directors appointed MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.) as its independent registered accounting firm, detailed as follows.

The reports of W&M on the consolidated financial statements of the Company and its subsidiary as of and for the years ended December 31, 2006 and December 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle with the exception of the following “going concern” paragraph:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 30, 2009, the Company’s Board of Directors engaged MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.) to serve as the Company’s principal independent registered public accounting firm for the year ending December 31, 2008.

 ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            The Company's management evaluated, with the participation of its Chief Executive Officer/Chief Financial Officer , the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer.  Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10-K filing as of December 31, 2009.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;


provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2009.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2009:


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

As a result of this material weakness described above, management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.   We intend to hire a full time Chief Financial Officer to augment our internal controls procedures and expand our accounting staff.  We intend to initiate measures to remediate and refine our internal controls to address this identified material weakness as the Company grows and we obtain a stronger cash position that would justify additional expenditures.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEESS AND CORPORATE GOVERNANCE

As of December 31, 2009, the names, ages and positions of our directors and executive officers are as follows:

Name of Director	Age	Position(s) with the Company	Director/Officer Since
Thomas Morrison	61	Chairman of the Board of Directors	2008
Parker Booth	54	Chief Executive Officer, Chief Financial Officer	2008
Alicia Smith Kriese	45	Director	2008
Dr. Corey Ruth	53	Director	2009
Michael Rosenthal	66	Director	2009
Mark Klein	36	Director	2009

There is no family relationship between any of our directors or executive officers.

Thomas Morrison – Non-Executive Chairman of the Board of Directors

On April 22, 2010, Mr. Morrison resigned as the Non-Executive Chairman of the Board of Directors of the Company.

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

Board of Directors and Committees

Board Meetings

During calendar 2009, the Board of Directors of the Company held two meetings. Each director attended the meetings of the Board of Directors. We expect each of our directors to attend our Annual Meeting every year, unless extenuating circumstances prevent their attendance.

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

Thomas Morrison, Director, filed his initial Form 3 late, on March 24, 2009.

Parker Booth, President, filed his initial Form 3 late, on March 25, 2009.  We did not filed a Form 4 for the additional 1,500,000 shares he received from the Company in June 2009.  He filed a Form 5 for these shares on March 10, 2010.

James Haworth, former Director, filed his initial Form 3 late, on March 18, 2010.

Alicia Smith Kriese, Director, filed her initial Form 3 late, on March 20, 2009. She did not file a Form 4 for the additional 231,000 shares she received from the Company in September 2009.  She filed a Form 5 for these shares on March 9, 2010.

Michael Rosenthal, Director, filed his initial Form 3 late, on March 25, 2010.

Mark Klein, Director, filed his initial Form 3 late, on March 25, 2010.

Code of Ethics

The Company has not adopted a Code of Ethics policy. The Company is in the process of establishing such policy.

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2009 of the principal executive officer, principal financial officer, in addition to, as applicable, our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “Named Executive Officers”).

2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Morrison Non-Executive Chairman of the Board (7)

	2009	-	-	225,000	(8)	-		-	-	-		225,000
	2008	-	-	450,000	(1)	-		-	-	-		450,000
Parker Booth, Chief Executive Officer, Chief Financial Officer & Director (2)

	2009	300,000	-	388,050	(9)			-	-	10,800	(4)	698,850
	2008	37,500	-			100,230	(3)	-	-	1,350	(4)	139,080
James Haworth, Director

	2009		-	-		-		-	-	-		-
	2008		-	300,000	(5)	-		-	-	-		300,000
Alicia Smith Kriese, Director

	2009		-	18,480	(10)	-		-	-	-		18,480

	2008	-	300,000	(6)	-	-	-	-	300,000
Dr. Corey Ruth, Director	2009		192,720	(11)					192,720
	2008

Michael Rosenthal, Director

	2009	-	45,500	(12)
	2008	-
Mark Klein, Director

	2009	-	45,500	(13)
	2008	-

_____________________________
(1)	Value of 1,265,250 shares of the Company’s common stock upon joining the Company.
(2)	Mr. Booth was promoted to Chief Executive Officer and Chief Financial Officer on December 11, 2009.
(3)	Value of 675,000 stock options for shares of the Company’s common stock.
(4)	Relates to automobile benefits

(5)	Value of 843,500 shares of the Company’s common stock.
(6)	Value 843,500 shares of the Company’s common stock.
(7)	Mr. Morrison resigned as Chief Executive Officer and Chief Financial Officer on December 11, 2009 and Retired from the Company on April 22, 2010
(8)	Value of 2,500,000 shares of the Company’s common stock received as compensation.
(9)	Value of 2,145,000 shares of the Company’s common stock received as compensation.
(10)	Value of 231,000 shares of the Company’s common stock received as a financing incentive.
(11)	Value of 876,000 shares of the Company’s common stock received as director compensation and for a financing incentive.
(12)	Value of 350,000 shares of the Company’s common stock earned as director compensation. These shares were issued in March 2010.
(13)	Value of 350,000 shares of the Company’s common stock earned as director compensation. These shares were issued in March 2010.

       Only Mr. Booth has a formal employment or consulting agreement.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards	Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Parker Booth, Chief Executive Officer, Chief Financial Officer & Director (1)	225,000	450,000	-	0.51	September 30, 2013	-	-	-	-

_________________
(1) Mr. Booth was promoted to Chief Executive Officer and Chief Financial Officer on December 11, 2009.  This award was granted on October 1, 2008, upon joining the Company.

Employment/Consulting Agreements

On July 1, 2008, we executed a 16 month consulting agreement with William J. Gallagher to provide financial advisory, investor relations and certain administrative services for $6,250 per month. We accrued consulting compensation for Mr. Gallagher beginning on July 1, 2008.  This contract terminated on October 31, 2009 and was not renewed.  Mr. Gallagher contributed approximately $11,500 to the Company during 2009 which was added to his accrued expense balance. The accrued expense for $100,000 has not been paid and remains a liability of the Company at December 31, 2009.

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

September 30, 2009 for 1/3 of the options
September 30, 2010 for 1/3 of the options
September 30, 2011 for 1/3 of the options

The options expire five years from the date of the original grant.  We accrued the salary for Mr. Booth beginning on November 15, 2008 through June 1, 2009.  Beginning on June 1, 2009, Mr. Booth began receiving his salary.  The accrued salary of $174,650 through June 1, 2009 has not been paid and remains a liability of the Company at December 31, 2009.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the date of this filing, there are 29,649,943 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this filing, including any conversion privileges, stock options or warrants exercisable within 60 days of the date of this filing, by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group.  Each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address of each owner who is an officer or director is in care of the Company at 401 Monterey Street, Suite 202 Salinas, CA 939010.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned
Directors and Executive Officers:
Parker Booth, Chief Executive Officer	2,370,000	(1)	7.9%
Alicia Smith Kriese, Director	1,074,500		3.6%

Michael J. Rosenthal, Director	1,300,000		4.4%
Mark Klein, Director	350,000		1.2%
Executive Officers and Directors as a group (4 persons)	5,094,500		17.1%

10% or more Stockholders:
Mathis Family Partners	3,640,000	(2)	11.0%
Thomas Morrison, Former Director	3,765,250		12.7%

(1) This amount includes 225,000 shares of common stock purchase options.
(2) This amount includes 3,360,000 shares of common stock purchase warrants.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $16,942 at December 31, 2009.

During the fourth quarter of 2008 through December 31, 2009, Parker Booth, Chief Executive Officer, advanced the Company $493,905. The advances are evidenced by a promissory note bearing interest at 5% per annum.  The unpaid balance including accrued interest was $508,293 at December 31, 2009.  The promissory note also includes the issuance of 2,668,747 shares of the Company’s common stock to Mr. Booth as a financing incentive.  These shares have not been issued to Mr. Booth.

In October and December 2009, Mike Rosenthal, Director, advanced the Company $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $131,123 at December 31, 2009. The promissory notes also include the issuance of 900,000 shares of the Company’s common stock to Mr. Rosenthal as a financing incentive.  These shares were issued in Mr. Rosenthal in March 2010.

In November 2009, Morrison Partners, LLC, (Tom Morrison, former CEO and Chairman of Board of the Company is the President) advanced the Company $10,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $10,042 at December 31, 2009.  The promissory note also includes the issuance of 55,400 shares of the Company’s common stock as a financing incentive.  These shares have not been issued to Morrison Partners, LLC.

In December 2009, Corey Ruth, Director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $50,137 at December 31, 2009.  The loan was paid back in February 2010.  The promissory note also includes the issuance of 200,000 shares of the Company’s common stock to Dr. Ruth as a financing incentive.  These shares were issued in Dr Ruth in March 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The aggregate fees billed by MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.) at December 31, 2009 for professional services rendered for the audit of the Company’s December 31, 2009 consolidated financial statements were $10,000.

Tax Fees:

The aggregate fees billed by August Schneiderheinz CPA, PC. to provide tax compliance, tax advice and tax planning services during the year ended December 31, 2009 were $3,300.

PART IV

ITEM 15.    EXHIBITS.

Number	Exhibit

3.1	Articles of Incorporation, as amended, of Registrant (1)
3.2	Bylaws of Registrant (1)
10.1	Exchange Agreement with Organic Alliance, Inc, a Texas corporation (1) (2)
10.2	Amendment to Exchange Agreement with Organic Alliance, Inc, a Texas corporation (1) (2)
10.3	Consultant Agreement (Gallagher) (3)
10.4	Employment Agreement (Booth) (3)
10.5	Office Lease Agreement (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer. (4)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

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

(3)  Incorporated by reference to the Registrant’s Form 10-K filed for the year ended December 31, 2008.

(4)  Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC ALLIANCE, INC.

By: /s/ Parker Booth

Parker Booth
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: May 18, 2010

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

Organic Alliance Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Organic Alliance, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Organic Alliance, Inc. and Subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2009 and the period from February 19, 2008, date of inception, to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organic Alliance, Inc. and Subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for year ended December 31, 2009 and the period from February 19, 2008, date of inception, to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Organic Alliance, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 3, at December 31, 2009, the Company has a working capital deficit of $1,610,131, and has accumulated losses of $8,263,190 since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MHM Mahoney Cohen CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
May 18, 2010

Organic Alliance, Inc. and Subsidiary
Consolidated Balance Sheets

	As of December 31,
	2009	2008
Assets
Current assets:
Cash	$231	$250
Accounts Receivable, net (Note 2)	104,518	-
Due from factor (Note 5)	18,908	-
Prepaid expenses and other current assets	7,632	4,461
Total current assets	131,289	4,711

Property and equipment, net (Note 2)	7,319	-
Other assets (Note 4)	-	30,000

Total Assets	$138,608	$34,711

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$735,828	$141,898
Accrued expenses and other current liabilities	411,236	82,990
Notes payable, net of discount (Note 9)	594,356	104,270
Total current liabilities	1,741,420	329,158

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares; -0- shares issued
and outstanding as of December 31, 2009 and 2008	-	-
Common stock, $.0001 par value, 60,000,000 shares
authorized, 27,299,943 and 13,131,967 shares outstanding as of
December 31, 2009 and 2008, respectively	2,730	1,313
Additional paid-in capital	6,657,648	4,654,217
Accumulated deficit	(8,263,190)	(4,949,977)
Total stockholders' deficiency	(1,602,812)	(294,447)

Total Liabilities and Stockholders' Deficiency	$138,608	$34,711

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Operations

		Period from Inception
	Year Ended	(February 19, 2008) to
	December 31, 2009	December 31, 2008

Revenue	$4,268,680	$-
Cost of Sales	4,265,201	-

Gross profit	3,479	-

General and administrative expenses	3,150,800	4,239,484

Operating Loss	(3,147,321)	(4,239,484)

Other (income) expense:
Interest expense	135,892	1,273
Interest income	-	(41,410)
Loss from write-off on notes receivable (Note 9)	-	750,630
Loss from impairment of intangible asset (Note 4)	30,000	-
Total net other expenses	165,892	710,493

Net loss	$(3,313,213)	$(4,949,977)

Basic and diluted loss per share	$(0.13)	$(0.41)

Weighted average number of
common shares outstanding - basic and diluted	25,565,377	12,102,221

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional			Total
			Paid-In	Notes	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficiency

Beginning Balances, February 19, 2008	-	$-	$-	$-	$-	-
						-
NB Design Inc., net assets assumed	1,200,028	120	(120)		-	-
Shares repurchased and retired	(500,000)	(50)	(199,950)		-	(200,000)
Shares issued based on issuance of promissory note	2,483,750	248	993,252	(993,500)		-
Payments received on note receivable		-	-	265,527		265,527
Loss on write-off of note receivable		-	-	727,973		727,973
Issuance of common stock for services	9,330,272	933	3,669,739			3,670,672
Proceeds from shares issued	617,917	62	186,938			187,000
Share based compensation	-	-	4,358			4,358
Net loss	-	-	-	-	(4,949,977)	(4,949,977)

Balance at December 31, 2008	13,131,967	1,313	4,654,217	-	(4,949,977)	(294,447)

Issuance of common stock for services (Note 9)	9,990,905	999	1,275,063			1,276,062
Issuance of common stock related to financing transaction (Note 9)	3,747,071	375	367,369			367,744
Common stock granted for services to be issued	-	-	91,000			91,000
Discount on shares issued for notes payable (Note 9)	430,000	43	26,225			26,268
Discount on notes payables for common stock to be issued (Note 9)			208,911			208,911
Share-based compensation (Note 10)			34,863			34,863
						-
Net loss	-	-	-	-	(3,313,213)	(3,313,213)

Balance at December 31, 2009	27,299,943	$2,730	$6,657,648	$-	$(8,263,190)	$(1,602,812)

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Cash Flows

		Period from Inception
	Year Ended	(February 19, 2008) to
	December 31, 2009	December 31, 2008

Cash flows from operating activities:
Net loss	$(3,313,213)	$(4,949,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,709,806	3,670,672
Share-based compensation	34,863	4,358
Loss from write-off of note receivable, net of accrued interest income of 22,657	-	727,973
Depreciation Expense	1,181	-
Bad-debt expense	53,327	-
Impairment of intangible asset	30,000	-
Amortization on discount of note payable	61,827	-
Changes in operating assets and liabilities:
Accounts receivable	(157,845)	-
Due from factor	(18,908)	-
Prepaid expenses and other current assets	(3,172)	(4,461)
Accounts payable	593,930	141,898
Accrued expenses and other current liabilities	346,280	83,760
Net cash used in operating activities	(661,924)	(325,777)

Cash flows from investing activities:
Purchase of property and equipment	(8,500)	-
Deposit on asset purchase		(30,000)
Cash used in investing activities	(8,500)	(30,000)

Cash flows from financing activities
Proceeds from notes payable	690,405	103,500
Principal payments on notes payable	(45,000)	-
Proceeds from issuance of common stock	25,000	187,000
Principal payments on note receivable for common stock	-	265,527
Purchase of common stock	-	(200,000)
Net cash provided by financing activities	670,405	356,027

Net increase (decrease) in cash	(19)	250
Cash - beginning of the year	250	-
Cash - end of the year	$231	$250

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$235,179	$-
Issuance of shares of common stock for note receivable	$-	$993,500
Supplemental disclosures:
Interest paid	$52,066	$-

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND OTHER MATTERS

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

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock and assumed all liabilities Organic Texas for 9,299,972 shares of NB Design’s common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. All Organic Texas common shares issued prior to April 29, 2008 for services provided are retroactively shown in the Consolidated Statement of Stockholders’ Equity (Deficiency) based on the ratio of 0.8435 NB Design common share issued for one Organic Texas common share (See Note 8).  All Organic Texas common shares issued prior to April 29, 2008 for cash are shown in the Consolidated Statement of Stockholders’ Equity (Deficiency) based on one NB Design common share issued for one Organic Texas common share (See Note 8).  The business of Organic Texas is the only business of NB Design.

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

Prior to April 29, 2008, NB Design had outstanding 1,000,028 each of Class A, Class B, Class C, Class D, Class E and Class F warrants.  The warrants were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008.  As a condition to closing the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.   In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by NB Design on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC.  Both the share price and volume must be met on the same day for the call provision to be effective.  A registration statement has not been filed with the SEC for the warrants as of the date of this Form 10-K.

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

The Company was formed on February 19, 2008 and was in development stage through the first quarter of 2009. 2009 was the first year during which it is considered an operating company. During the second quarter of 2009, the Company commenced its operations and the Company generated approximately $4,300,000 of revenues for the year ended December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company's consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize it's assets and discharging it's liabilities in the ordering course of business. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

Principles of Consolidation - The consolidated financial statements include the accounts of the Organic Alliance, Inc. and its wholly owned subsidiary, Organic Texas. Inc. (collectively, the "Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition - Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred and the Company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is reasonably assured.  Sales are presented net of discounts and allowances.

Impairment of Long-Lived and Intangible Assets - Long-lived assets consist of property and equipment and intangible assets. Intangible assets are comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property, plant and equipment and intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) (primarily codified into Topic 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believes the carrying value of its  brand name will not be recovered in the future and so recorded impairment loss of $30,000.

Debt Discount - Costs incurred with parties who are providing the actual long-term financing, which generally include the value of shares of the Company’s common stock are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts is $61,827 for the year ended December 31, 2009 and is included in interest expense.

Estimated Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable, other receivables, accounts payable, accrued expenses and notes payable. Management believes the estimated fair value of these financial instruments at December 31, 2009 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

Concentrations

•
Credit Risk - The Company maintains cash balances at various financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000.  At December 31, 2009, the Company’s cash did not exceed the FDIC insurance limit.

•	Major customers - The Company has four major customers, which accounted for approximately 74% of sales during 2009. The loss of any of these customers could adversely affect the Company's operations.
•
Major suppliers - The Company has three major suppliers, which accounted for approximately 53% of purchases during 2009. The loss of any of these suppliers could adversely affect the Company's operations.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis and any specific troubled accounts. Starting in 2009, our produce are sold to our customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2009 and 2008, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction, California and Texas. Tax returns for 2009 and 2008 remain open for examination. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) (primarily codified into Topic 740 of Accounting Standards Codification (“ASC”)), at February 19, 2008.  The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits at February 19, 2008. At December 31, 2009 and 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2009 and 2008, no interest and penalties related to uncertain tax positions had been accrued.

Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful life of three years. At December 31, 2009, the property and equipment was $7,319, included cost of $8,500, net of accumulated depreciation of $1,181. The depreciation expense was $1,181 for the year ended December 31, 2009 and included in general and administrative expense on the consolidated statement of operations.

Share Based Compensation - The Company accounts for its share-based employee compensation arrangement in accordance with SFAS No. 123R, “Share Based Payment” (SFAS No. 123(R)”) (primarily codified into Topic 718 of ASC). Under SFAS No. 123R, share-based payments are measured at the estimated fair value on the date of grant and are recognized as an expense over the requisite service period (generally the vesting period).

The Company uses the provisions of FAS 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”  (primarily codified into Topic 505 of ASC) to account for the compensation expense associated with equity grants to non-employees. The Company measures the compensation associated with these grants based on the fair value of the equity instruments issued.  The measurement date to calculate the fair value of the equity instruments granted is based upon the date that the performance commitment has occurred.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

		Period from Inception
	Year Ended	(February 19, 2008)
	December 31, 2009	to December 31, 2008

Numerator:
Net loss - basic and diluted	$(3,313,213)	$(4,949,977)

Denominator:
Weighted average shares – basic	25,565,377	12,102,221

Effect of dilutive stock options and warrants	-	-

Denominator for diluted earnings per share	25,565,377	12,102,221
Loss per share
Basic	$(0.13)	$(0.41)

Diluted	$(0.13	$(0.41)

At December 31, 2009 and 2008, the Company stock options outstanding totaled 675,000. In addition, at December 31, 2009 and 2008, the Company’s warrants outstanding represented 6,000,168 common shares. Inclusion of the Company’s options and warrants in diluted loss per share for the year ended December 31, 2009 and for the period from inception (February 19, 2008) to December 31, 2008, have an anti-dilutive effect because the Company incurred a net loss from operations.

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

Reclassifications - Certain 2008 balances have been reclassified to conform to the 2009 presentation.

Recently Issued Accounting Standards

Effective February 19, 2008, the Company adopted the provisions Topic 820 of FASB ASC, “Fair Value Measurements and Disclosures”, which did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB provided a one year deferral for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The adoption of this statement had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4 (primarily codified into Subtopic 820-10 of FASB ASC), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2 (primarily codified into Subtopic 320-10 of FASB ASC), “Recognition and Presentation of Other-Than-Temporary Impairments”. The adoption of these statements had no material impact on the Company’s consolidated financial statements.

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

In April 2009 the FASB issued FSP FAS 141(R)-1 (primarily codified into Topic 805 of FASB ASC), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS 141 (R). This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these statements had no material impact on the Company’s consolidated financial statements.

In June 2008 the FASB issued FSP Emerging Task Force (“EITF”) 03-6-1 (primarily codified into Topic 260 of FASB ASC), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF-03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a Company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1.  The adoption of these statements had no material impact on the Company’s consolidated financial statements.

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

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS 167”), (primarily codified into ASC Topic 810). This statement requires an analysis of existing investments to determine whether variable interest or interests gives the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. This statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“US GAAP”) -a replacement of FASB Statement No. 162” (“SFAS 168”) (primarily codified into Topic 105 of FASB ASC). The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective beginning with the quarter ended September 15, 2009.  All references to GAAP in the consolidated financial statements also use the new Codification numbering system. The Codification does not change or alter existing GAAP; therefore, it does not have an impact on the Company’s consolidation financial statements.

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

In August 2009 the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value”. This statement includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This statement is effective for the first report period (including interim periods) beginning after issuance. The adoption of this statement had no material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”, which addresses the accounting for non-controlling interests and changes in ownership interests of a subsidiary. ASU 2010-02 is effective for the interim or annual reporting periods ending on or after December 15, 2009, and must be applied retrospectively to interim or annual reporting periods beginning on or after December 15, 2008. The adoption of ASU 2010-02 had no impact on the Company's consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Measurements”, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company is currently evaluating the impact of the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted provisions of ASU 2009-06 that were affective after December 15, 2009 and the application of those provisions had no impact on the Company’s consolidated financial statements.

In February 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

3.	GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2009, the Company has a working capital deficit of approximately $1,610,000 and has accumulated losses of approximately $8,263,000 since its inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of growing high margin revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

4.	ASSET PURCHASE AGREEMENT

On January 7, 2009, the Company entered into an Asset Purchase Agreement with American Eagle Transport LLC to purchase The AvocadoMan brand and an order processing web software system for $30,000.  The purchase price was paid in November 2008 and was included in other assets on the consolidated balance sheet at December 31, 2008.

During March 2009, the Company determined that the AvocadoMan brand has zero fair value and so recorded an impairment loss of $30,000. The Company's methodology to determine this impairment was based upon its assessment of future undiscounted cash flows and certain market-based assumptions.

5.	DUE FROM FACTOR

During April 2009, the company entered into an account receivable factoring facility with a financial service company specializing in short term financing facilities for produce companies with maximum borrowing of $1,500,000.

The financial service company advances 85% of qualified customer invoices to the Company and holds the remaining 15% as a reserve until the customer pays the financial services company.  The Company is charged .083% interest per day for all advances made to the Company.  Uncollectable customer invoices will be charged back to the Company.  At December 31, 2009, the advances from the factor amounted to approximately $136,000, which was offset against due from factor of approximately $155,000.  Advances from the factor are collateralized by substantially all assets of the Company. (see note 13)

6.	INCOME TAXES

The components of deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Share based compensation	$2,173,000	$1,464,000
Start up costs	276,000	191,000
Net operating losses	501,000	23,000
Less: valuation allowance	(2,950,000)	(1,678,000)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset of $2,950,000 and $1,678,000 as of December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company had net operating losses of approximately $1,300,000 that may be used to reduce future tax liabilities, including net operating losses of approximately $68,000 of NB Design at December 31, 2008 acquired per the Exchange Agreement. . Such net operating losses expire through 2029 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

A reconciliation of the benefit from income taxes based on the Federal statutory rate to the Company’s effective rate for year ended December 31, 2009 and the period from inception (February 19, 2008) to December 31, 2008 is as follows:

	2009	2008
	%	%
Federal income tax benefit at statutory rate	34	34
State income tax benefit, net of federal income tax	6	6

Change in valuation allowance	40	40
Total benefit from taxes	-	-

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

7.	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock, nor has any preferred stock been issued as of December 31, 2009 and 2008.

8.	SHARE EXCHANGE AGREEMENT

On April 29, 2008, NB Design exchanged 9,299,972 shares of its common stock for 10,916,917 shares of Organic Texas common stock.  The shares were exchanged in two groups as follows:


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


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

9.	EQUITY TRANSACTIONS

Unregistered Sales of Equity Securities:

In March 2008, the Company sold 335,000 unregistered shares of common stock (Group B, See Note 8) for $100,500.

In March 2008, the Company issued 5,000,000 shares of common stock to Officers, Directors and a related party of the Company.  These shares were exchanged for 4,217,500 unregistered shares of the Company’s common stock (Group A, See Note 8) on April 29, 2008.  These shares were valued at $1,500,000 or $0.30 per share based on the sales price of shares to non-related third parties during March 2008.

In March and April 2008, the Company issued 5,331,917 shares of common stock to consultants to perform services for the Company including legal, public relations, investor relations, and others.  These shares were exchanged for 4,497,472 unregistered shares of the Company’s common stock (Group A, See Note 8) on April 29, 2008.  These shares were valued at $1,599,575 or $0.30 per share based on the sales price of shares to non-related third parties during March and April 2008.

In April 2008, the Company sold 250,000 unregistered shares of common stock (Group B, See Note 8) for $75,000 and 16,667 unregistered shares of common stock for $5,000.

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

During January 2009 and March 2009, the Company exchanged 1,747,071 shares of its registered common stock from a group of investors and related parties for two shares of the Company’s unregistered common stock (3,493,476 shares).  The registered shares were transferred to Edge Trading, LLC and Partners in an unsuccessful attempt to obtain financing.  As part of the transaction an additional 2,000,000 unregistered shares of the Company’s common stock were transferred to this group in January 2009. These shares were valued at $535,488, or $0.10 and $0.07 per share based on the closing price of the Company’s common stock in January and March 2009, the dates of the shares were exchanged. The Company received proceeds of $25,000 from this transaction, the remaining $510,488 included in the general and administrative expense on the consolidated statement of operations.

During February 2009, the Company compensated Thomas Morrison, chief executive officer, with 2,500,000 unregistered shares of the Company’s common stock, Parker Booth, president, with 645,000 unregistered shares of the Company’s common stock and a financial consultant, with 2,000,000 unregistered shares of the Company’s common stock for service to the Company.  The Company also compensated three investor relations consultants with a total of 270,000 unregistered shares of the Company’s common stock.  The total compensation was valued at $487,350 or $0.09 per share based on the closing price of the Company’s common stock on the date of the shares issued.

During June 2009, the Company compensated Dr. Corey Ruth, director, with 843,000 unregistered shares of the Company’s common stock, Parker Booth, CEO, with 1,500,000 unregistered shares of the Company’s common stock and a financial consultant, with 476,000 unregistered shares of the Company’s common stock for services to the Company.  The total compensation was valued at $620,180 or $0.22 per share based on the closing price of the Company’s common stock on the date of the shares issued.

During August 2009, Mike Rosenthal and Mark Klein joined the Company’s Board of Directors.  Both were to each receive 350,000 unregistered shares of the Company's common stock upon appointment to the board.  These shares were issued in March 2010.  The total compensation was valued at $91,000 or $0.13 per share based on the closing price of the Company’s common stock on the date of the agreement.

During September 2009, the Company issued 10,500 unregistered shares of common stock to an individual to become part of our medical advisory board.  These shares were valued at $788 or $0.075 per share based on the closing price of the Company’s common stock on the date of the agreement.

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

Notes payable

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $16,942 at December 31, 2009.

During the fourth quarter of 2008 through December 31, 2009, Parker Booth, Chief Executive Officer, advanced the Company $493,905. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $508,293 at December 31, 2009.  The promissory notes with accrued interest are due on December 31, 2010. The promissory notes also include the issuance of 2,668,747 shares of the Company’s common stock to Mr. Booth as a financing incentive. These shares have not been issued to Mr. Booth.

In July 2009, Alicia Kriese, Director, advanced the Company $35,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 231,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured and was paid off during August 2009. The 231,000 shares of the Company’s common stock were issued during September 2009.

In July 2009, an individual advanced the Company $50,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 166,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured on November 1, 2009. The Company issued 166,000 shares of the Company’s common stock during September 2009.  The unpaid balance including accrued interest was $51,171 at December 31, 2009. The note has not been paid off as of the date of this Form 10-K.

In October and December 2009, Mike Rosenthal, Director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $131,123 at December 31, 2009. The promissory notes also include the issuance of 900,000 shares of the Company’s common stock to Mr. Rosenthal as a financing incentive.  These shares were issued to Mr. Rosenthal in March 2010. The October and December 2009 notes are due on March 31, 2010 and June 30, 2010, respectively.  The October note has not been paid back as of the date of this Form 10-K.

In November 2009, Morrison Partners, LLC, Tom Morrison, former Chairman of Board of the Company is the President, advanced the Company $10,000. The advance is evidenced by promissory note bearing interest at 5% per annum and due on June 30, 2010.  The unpaid balance including accrued interest was $10,042 at December 31, 2009.  The promissory note also includes the issuance of 55,400 shares of the Company’s common stock to Mr. Morrison as a financing incentive.  These shares have not been issued to Morrison Partners, LLC.

In June and December 2009, Dr. Corey Ruth, Director, advanced the Company $10,000 and $50,000, respectively, totaling $60,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note of $10,000 includes the issuance of 33,000 shares of the Company’s common stock upon the maturity of the note as a financing incentive. The promissory note matured and was paid off on September 1, 2009. The promissory note of $50,000 matures on February 4, 2010, which includes the issuance of 200,000 shares of the Company’s common stock as financing incentive. The unpaid balance including accrued interest was $50,137 at December 31, 2009.  The loan was paid back in February 2010. The 200,000 shares of the Company’s common stock were issued to Mr. Ruth during March 2010.

A total discount of $235,179 was taken on these notes for the fair value of the shares of common stock issuable upon notes issuance date and upon shares issued date for promissory notes of $35,000 and $10,000 issued to Alicia Smith and Dr. Ruth, respectively. At December 31, 2009, notes payable was $594,356, net of $173,352 discount and include the accrued interest of $18,803 .The Company amortized the discount using the effective interest rate method over the term of the promissory notes. The amortization of discount of $61,827 for the year ended December 31, 2009, is included in interest expense on the consolidated statement of operations.

10.  STOCK OPTIONS AND WARRANTS

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

The fair value was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.15, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. The Company recognized compensation expense included in general and administrative expense on the consolidated statement of operations for the year ended December 31, 2009 and period from inception (February 19, 2008) to December 31, 2008 for $34,863 and $4,358, respectively.

Options Summary:

A summary of option activity as of December 31, 2009 and 2008 and changes during the year ended December 31, 2009 and the period from date of inception (February 19, 2008) to December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Remaining Contractual Term

Options
Granted – 2008	675,000	$0.51	3.88	-
Outstanding, December 31, 2009 and 2008	675,000	$0.51	3.88	-

Exercisable, December 31, 2009	225,000	$0.51	3.88	-

A summary of the status of the Company's non-vested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2009	675,000	$0.15
Vested	(225,000)	0.15
Non-vested, December 31, 2009	450,000	$0.15

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At December 31, 2009 and 2008 the Company had 6,000,168 warrants outstanding with an exercise price of $1.00 and an expiration date of December 31, 2011 (See Note 1).

11.	RELATED PARTY TRANSACTIONS

Consulting agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a consultant and a shareholder of the Company. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At December 31, 2009 and 2008, the Company owed approximately $100,000 and $26,000, respectively related to above consulting services, which is included in accrued expenses and other current liabilities on the consolidated balance sheet.  Mr. Gallagher contributed approximately $11,500 to the Company during 2009 which was added to his accrued expense balance.  This contract expired on October 31, 2009 and was not renewed.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

From February 2008 through January 2009, the corporate office was in San Antonio, Texas.  The terms were $1,500 a month for one year.  In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office and terminated the lease in San Antonio after January 2009.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The Company is currently paying rent on a month to month basis.  Rent expense for the year ended December 31, 2009 and period from inception (February 19, 2008) to December 31, 2008 was $28,265 and $12,789, respectively.  The lease commitment at December 31, 2009 was $0.

13.	SUBSEQUENT EVENTS

On March 11, 2010, the Company accepted the resignation of Dr. Corey Ruth as Director of the Company.

During February 2010, Tom Morrison, Director loaned the Company $15,000 payable with interest at 5% and a maturity date of September 30, 2010.

During March 2010, the Company issued Michael Rosenthal and Mark Klein, directors, each 350,000 unregistered shares of the Company's common stock they earned in August 2009 for their appointment to the board of directors.

During March 2010, the Company compensated Michael Rosenthal, director, with 750,000 unregistered shares of the Company’s common stock from the financing incentive included in the terms of a $100,000 promissory note issued during October 2009 (see Note 9).

During March 2010, the Company compensated Dr. Corey Ruth, director, with 200,000 unregistered shares of the Company’s common stock from a financing incentive included in the terms of a $50,000 promissory note issued during December 2009 (see Note 9).

During March 2010, the Company compensated Michael Rosenthal, director, with 150,000 unregistered shares of the Company’s common stock from the financing incentive included in the terms of a $30,000 promissory note issued during December 2009, see Note 9.

During March 2010, the Company issued Michael Rosenthal 50,000 unregistered shares of the Company's common stock for service to the Company.

During March, 2010, an employee of the Company loaned the Company $16,000 payable with interest at 5% which is due on demand. The Company repaid $1,000 of the loan during March 2010.

During April 2010, we terminated our account receivable factoring facility with a financial services company. We are presently negotiating a factoring facility with a new financial services company.

During April 2010, the Company announced receiving a new loan from Mr. Parker Booth, CEO, for $136,560 ($50,000 was received in 2009) and consolidated his previous note dated December 10, 2009 into a single promissory note totaling $580,060 that pays interest at 5% and matures on December 31, 2010.

During April 2010, a consultant was issued 500,000 unregistered shares of the Company’s common stock for investor relations.  These shares were valued at $0.04 per share.

On April 22, 2010, Tom Morrison, Non-Executive Chairman of the Board of Directors, informed the management of the Company that he was retiring from his position as the Company's Chairman.  The retirement was effective immediately.   There have been no disagreements between Mr. Morrison and the Company.  In connection with his retirement, Mr. Morrison gratuitously reconveyed to the Company for cancellation 1,500,000 shares of the Company’s common stock that was previously granted to him as compensation.