Form 10-Q
period 2009-03-31
Organic Alliance, Inc.
filed 2010-05-19
CIK 1442634

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-51119

ORGANIC ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2010
Common stock, $0.0001 par value	29,649,943

ORGANIC ALLIANCE, INC.
(a Development Stage Company)
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		3

ITEM 1.	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	4

	Consolidated Statements of Operations for the three months ended March 31, 2009 and for the period from inception (February 19, 2008) to March 31, 2008 and for the period from inception (February 19, 2008) to March 31, 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three months ended March 31, 2009 and for the period from inception (February 19, 2008) to March 31, 2008 and for the period from inception (February 19, 2008) to March 31, 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II - OTHER INFORMATION		23

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed with the Securities and Exchange Commission on March 18, 2010.

Organic Alliance, Inc. and Subsidiary
(a Development Stage Company)
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$6,848	$250
Accounts Receivable	3,221	-
Prepaid expenses and other current assets	8,388	4,461
Total current assets	18,457	4,711

Other assets (Note 4)	-	30,000
Total non-current assets	-	30,000

Total Assets	$18,457	$34,711

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$159,414	$141,898
Accrued expenses and other current liabilities	225,918	82,990
Notes payable to related parties and other (Note 10)	204,310	104,270
Total current liabilities	589,642	329,158

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares; -0- shares issued
and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $.0001 par value, 60,000,000 shares
authorized, 23,578,467 and 13,131,967 shares outstanding as of
March 31, 2009 and December 31, 2008, respectively	2,358	1,313
Additional paid-in capital	5,684,726	4,654,217
Deficit accumulated during development stage	(6,258,269)	(4,949,977)
Total stockholders' deficiency	(571,185)	(294,447)

Total Liabilities and Stockholders' Deficiency	$18,457	$34,711

The accompanying notes are an integral part of the consolidated interim financial statements.

Organic Alliance, Inc. and Subsidiary
(a Development Stage Company)
Consolidated Statements of Operations - (Unaudited)

		Period from Inception	Period from Inception
	Three months Ended	(February 19, 2008) to	(February 19, 2008) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$2,881	$-	$2,881
Cost of sales	2,124	-	2,124

Gross margin	757	-	757

General and administrative	1,277,009	2,909,314	5,516,493

Operating Loss	(1,276,252)	(2,909,314)	(5,515,736)

Other (income) expense:
Interest expense	2,040	44	3,313
Interest income	-	-	(41,410)
Loss from write-off on notes receivable (Note 8)	-	-	750,630
Loss from impairment of intangible assets (Note 4)	30,000	-	30,000
Total net other expenses	32,040	44	742,533

Net loss	$(1,308,292)	$(2,909,358)	$(6,258,269)

Basic and diluted loss per share	$(0.06)	$(0.37)

Weighted average number of
common shares outstanding - basic and diluted	21,073,331	7,906,380

The accompanying notes are an integral part of the consolidated interim financial statements.

Organic Alliance, Inc. and Subsidiary
(a Development Stage Company)
Consolidated Statements of Cash Flows - (Unaudited)

		Period from Inception	Period from Inception
	Three Months Ended	(February 19, 2008) to	(February 19, 2008) to
	March 31, 2009	March 31, 2008	March 31, 2009

Cash flows from operating activities:
Net loss	$(1,308,292)	$(2,909,358)	$(6,258,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	997,838	2,907,948	4,668,510
Stock-based compensation	8,716	-	13,074
Loss from write-off of note receivable, net of accrued interest income of $22,657	-	-	727,973
Loss from impairment of intangible assets	30,000	-	30,000
Changes in operating assets and liabilities:
Accounts receivable	(3,221)	-	(3,221)
Prepaid expenses and other current assets	(3,927)	-	(8,388)
Accounts payable	17,516	991	159,414
Accrued expenses and other current liabilities	144,968		228,728
Net cash used in investing activities	(116,402)	(419)	(442,179)

Cash flows from investing activities
Deposit on asset purchase	-	-	(30,000)
Payments for due from related party		(15,000)	-
Net cash used in investing activities	-	(15,000)	(30,000)

Cash flows from financing activities
Proceeds from notes payable to related parties and other	98,000	-	201,500
Principal payments on note receivable for common stock	-	-	265,527
Proceeds from due to related party		8,469	-
Proceeds from issuance of common stock	25,000	100,500	212,000
Repurchase of common stock	-	-	(200,000)
Net cash provided by financing activities	123,000	108,969	479,027

Net increase in cash	6,598	93,550	6,848
Cash - beginning of the period	250	-	-
Cash - end of the period	$6,848	$93,550	$6,848
	-	-	-

Supplemental disclosure for non-cash financing activities:
Issuance of shares of common stock for note receivable	$-	$-	$993,500

The accompanying notes are an integral part of the consolidated interim financial statements.

Organic Alliance, Inc. and Subsidiary
(a Development Stage Company)
Notes to Consolidated Interim Financial Statements (unaudited)

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

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock and assumed all liabilities Organic Texas for 9,299,972 shares of NB Design’s common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. All Organic Texas common shares issued prior to April 29, 2008 for services provided are retroactively presented based on the ratio of 0.8435 NB Design common share issued for one Organic Texas common share (See Note 7).  All Organic Texas common shares issued prior to April 29, 2008 for cash are presented based on one NB Design common share issued for one Organic Texas common share (See Note 7).  The business of Organic Texas is the only business of NB Design.

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

Prior to April 29, 2008, NB Design had outstanding 1,000,028 each of Class A, Class B, Class C, Class D, Class E and Class F warrants.  The warrants were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008.  As a condition to closing the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.   In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by NB Design on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC.  Both the share price and volume must be met on the same day for the call provision to be effective.  A registration statement has not been filed with the SEC for the warrants as of the date of this Form 10-Q.

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

Development Stage – The Company is in the development stage.  Since its formation the Company has realized insignificant revenues from its planned operations. The Company's intends to sell conventional fresh food products with a focus on growth in the certified organic and certified Fair Trade markets.  The Company’s primary activities since incorporation have been performing business, strategic and financial planning and raising capital.

Basis of Presentation - The Company's consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize it's assets and discharging it's liabilities in the ordinary course of business. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

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

Impairment of Long-Lived and Intangible Assets - Long-lived assets consist of intangible assets. Intangible assets are comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) (primarily codified into Topic 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believes the carrying value of its AvocadoMan brand name and software system will not be recovered in the future and so recorded impairment loss of $30,000.

Estimated Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Management believes the estimated fair value of these financial instruments at March 31, 2009 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments

Concentrations - Credit Risk - The Company maintains cash balances at various financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000.  At March 31, 2009, the Company’s cash did not exceed the FDIC insurance limit.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable will be recorded based on a combination of aging analysis and any specific troubled accounts. Starting in 2009, our produce was sold to our customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2009 and December 31, 2008, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction, California and Texas. Tax returns for  2008 remain open for examination. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) (primarily codified into Topic 740 of Accounting Standards Codification (“ASC”)), at February 19, 2008.  The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits at February 19, 2008. At March 31, 2009 and 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March  31, 2009 and 2008, no interest and penalties related to uncertain tax positions had been accrued.

Share Based Compensation - The Company accounts for its share-based employee compensation arrangement in accordance with SFAS No. 123R, “Share Based Payment” (SFAS No. 123(R)”) (primarily codified into Topic 718 of Accounting Standards Codification (‘ASC’)). Under SFAS No. 123R, share-based payments are measured at the estimated fair value on the date of grant and are recognized as an expense over the requisite service period (generally the vesting period).

The Company uses the provisions of FAS 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”  (primarily codified into Topic 505 of FASB ASC) to account for the compensation expense associated with equity grants to non-employees. The Company measures the compensation associated with these grants based on the fair value of the equity instruments issued.  The measurement date to calculate the fair value of the equity instruments granted is based upon the date that the performance commitment has occurred.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

	Three Months Ended March 31, 2009	Period from Inception (February 19, 2008) to March 31, 2008

Numerator:
Net loss - basic and diluted	$(1,308,292)	$(2,909,358)

Denominator:
Weighted average shares – basic	21,073,331	7,906,380

Effect of dilutive stock options and warrants	-	-

Denominator for diluted earnings per share	21,073,331	7,906,380
Loss per share
Basic	$(0.06)	$(0.37)

Diluted	$(0.06)	$(0.37)

At March 31, 2009, the Company stock options outstanding totaled 675,000. In addition, at March 31, 2009 and 2008, the Company’s warrants outstanding represented 6,000,168 common shares. Inclusion of the Company’s options and warrants in diluted loss per share for the three months ended March 31, 2009 and for the period from inception (February 19, 2008) to March 31, 2008, have an anti-dilutive effect because the Company incurred a net loss from operations.

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

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations” (“SFAS 141(R)”) (primarily codified into Topic 805 of FASB ASC). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The statement had no impact on the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP FAS 141(R)-1 (primarily codified into Topic 805 of FASB ASC), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS 141 (R). This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the statement had no material impact on the Company’s consolidated financial statements.

In June 2008 the FASB issued FSP Emerging Task Force (“EITF”) 03-6-1 (primarily codified into Topic 260 of FASB ASC), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF-03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a Company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1.  The adoption of the statement had no material impact on the Company’s consolidated financial statements.

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

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The Company is currently evaluating the impact this statement may have on the consolidated financial statements.

3.	GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2009, the Company has a working capital deficit of approximately $571,000 and has accumulated losses of approximately $6,258,000 since its inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

5.	INCOME TAXES

The components of deferred tax assets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Share based compensation	$1,865,000	$1,464,000
Start up costs	289,000	191,000
Net operating losses	32,000	23,000
Less: valuation allowance	(2,186,000)	(1,678,000)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset of $2,186,000 and $1,678,000 as of March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, the Company had net operating losses of approximately $79,000 that may be used to reduce future tax liabilities, including net operating losses of approximately $68,000 of NB Design at December 31, 2008 acquired per the Exchange Agreement. Such net operating losses expire through 2029 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

6.	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock, nor has any preferred stock been issued as of March 31, 2009 and 2008.

7.	SHARE EXCHANGE AGREEMENT

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

8.	EQUITY TRANSACTIONS

Unregistered Sales of Equity Securities:

In March 2008, the Company sold 335,000 unregistered shares of common stock (Group B, See Note 7) for $100,500.

In March 2008, the Company issued 5,000,000 shares of common stock to Officers, Directors and a related party of the Company.  These shares were exchanged for 4,217,500 unregistered shares of the Company’s common stock (Group A, See Note 7) on April 29, 2008.  These shares were valued at $1,500,000 or $0.30 per share based on the sales price of shares to non-related third parties during March 2008.

In March and April 2008, the Company issued 5,331,917 shares of common stock to consultants to perform services for the Company including legal, public relations, investor relations, and others.  These shares were exchanged for 4,497,472 unregistered shares of the Company’s common stock (Group A, See Note 7) on April 29, 2008.  These shares were valued at $1,599,575 or $0.30 per share based on the sales price of shares to non-related third parties during March and April 2008.

In April 2008, the Company sold 250,000 unregistered shares of common stock (Group B, See Note 7) for $75,000 and 16,667 unregistered shares of common stock for $5,000.

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

During January 2009 and March 2009, the Company granted to exchange 1,747,071 shares of its registered common stock from a group of investors and related parties for two shares of the Company’s unregistered common stock (3,493,476 shares).  The Company exchanged total 3,031,500 shares during January and February 2009 and remaining 461,976 shares issued during May 2009. The registered shares were transferred to Edge Trading, LLC and Partners in an unsuccessful attempt to obtain financing.  As part of the transaction an additional 2,000,000 unregistered shares of the Company’s common stock were transferred to this group in January 2009. These shares were valued at $535,488, or $0.10 and $0.07 per share based on the closing price of the Company’s common stock in January and March 2009, the dates of the shares were exchanged. The Company received proceeds of $25,000 from this transaction, the remaining $510,488 included in the general and administrative expense on the consolidated statement of operations for the three months ended March 31, 2009.

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

9.  STOCK OPTIONS AND WARRANTS

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

The fair value was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.15, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. For three months ended March 31, 2009, the Company recognized compensation expense of $8,716.

Options Summary:

A summary of option activity as of March 31, 2009 and changes during the three months then ended is presented below:

Shares
		Weighted	Weighted Average	Weighted Average
		Average	Remaining	Remaining
		Exercise	Contractual	Contractual
		Price	Term	Term

Options
Outstanding at January 1, 2009 and March 31, 2009	675,000	$0.51	4.63	-

A summary of the status of the Company's non-vested shares as of March 31, 2009, and changes during the three months then ended is presented below:

	Shares	Weighted-
		Average
		Grant-Date
		Fair Value
Non-vested Shares
Non-vested, January 1, 2009 and March 31, 2009	675,000	$0.15

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At March 31, 2009 and 2008 the Company had 6,000,168 warrants outstanding with an exercise price of $1.00 and an expiration date of December 31, 2011 (See Note 1).

10.	RELATED PARTY TRANSACTIONS

Consulting agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a consultant and a shareholder of the Company. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At March 31, 2009 and December 31, 2008, the Company owed approximately $56,000 and $26,000, respectively related to above consulting services. Mr. Gallaher contributed approximated $11,500 to the Company during the three months ended March 31, 2009, which is included in $56,000.  The Company recorded consulting expense of approximately $19,000 during three months ended March 31, 2009.  This contract expired on October 31, 2009 and was not renewed.

 Notes Payable

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $15,811 at March 31, 2009.

During the fourth quarter of 2008 through March 31, 2009, Parker Booth, Chief Executive Officer, advanced the Company $186,500. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $188,499 at March 31, 2009. (See Note 12)

At March 31, 2009, notes payable was $204,310 and includes accrued interest of $2,810.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

From February 2008 through January 2009, the corporate office was in San Antonio, Texas.  The terms were $1,500 a month for one year beginning in April 2008.  In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office and terminated the lease in San Antonio after January 2009.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The Company is currently paying rent on a month to month basis.  Rent expense for the three months ended March 31, 2009 and period from inception (February 19, 2008) to March 31, 2008 was approximately $8,000 and $-0-, respectively.  The lease commitment at March 31, 2009 and December 31, 2008 was $20,070 and $26,760, respectively.

12.	SUBSEQUENT EVENTS

The Company was formed on February 19, 2008 and was in development stage through the beginning of the second quarter of 2009.  The 2009 was the first year during which it is considered an operating company. During the second quarter of 2009, the Company commenced its operations and the Company generated approximately $3,000 of revenues for the three months ended March 31, 2009.

During April 2009, the company entered into an account receivable factoring facility with a financial service company specializing in short term financing facilities for produce companies with maximum borrowing of $1,500,000. During April 2010, the Company terminated above account receivable factoring facility. The Company is presently negotiating a factoring facility with a new financial services company.

In June 2009, Dr. Corey Ruth, Director, advanced the Company $10,000. The advance is evidenced by a promissory note bearing interest at 5% per annum. The promissory note includes the issuance of 33,000 shares of the Company’s common stock upon the maturity of the note as a financing incentive. The promissory note matured and was paid off during August 2009.

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

In July 2009, Alicia Smith, Director, advanced the Company $35,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 231,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured and paid off during August 2009. The 231,000 shares of the Company’s common stock were issued during September 2009.

In July 2009, an individual advanced the Company $50,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 166,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured on November 1, 2009. The Company issued 166,000 shares of the Company’s common stock during September 2009.  The note has not been paid as of the date of this 10-Q.

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

In October and December 2009, Mike Rosenthal, Director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory notes also include the issuance of 900,000 shares of the Company’s common stock to Mr. Rosenthal as a financing incentive.  These shares were issued to Mr. Rosenthal in March 2010. The October and December 2009 notes are due on March 31, 2010 and June 30, 2010, respectively.  The October note has not been paid back as of as of the date of this 10-Q.

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

In December 2009, Corey Ruth, Director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The promissory note of matured on February 4, 2010, which includes the issuance of 200,000 shares of the Company’s common stock as financing incentive.  The loan was paid back in February 2010. The 200,000 shares of the Company’s common stock were issued to Mr. Ruth during March 2010.

On March 11, 2010, the Company accepted the resignation of Dr. Corey Ruth as Director of the Company.

During February 2010, Tom Morrison, Director loaned the Company $15,000 payable with interest at 5% and a maturity date of June 30, 2010.

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

During April 2010, we terminated our accounts receivable factor facility with a financial services company. We are presently negotiating a factoring facility with a new financial services company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2008. Actual results could differ materially from these forward-looking statements. Organic Alliance, Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.

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

 The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the SEC’s Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Securities Exchange, NB Design issued 9,299,972 shares of our Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 1,000,028 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $2.00, $2.00, $4.00, $4.00, $6.00 and $6.00, respectively, at any time until December 31, 2008.  As a condition to close the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $1.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.  In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of the date of this Form 10-Q the common shares are unregistered with the SEC.

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

 Allowance for Doubtful Accounts

An allowance for uncollectible accounts receivable will be recorded based on a combination of aging analysis and any specific troubled accounts. Starting in 2009, our produce are sold to our customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account.

Share-Based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.

Impairment of  Intangible Assets

Intangible assets are comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property, and equipment and intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) (primarily codified into Topic 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believes the carrying value of its AvocadoMan brand name will not be recover in the future and so recorded impairment loss of $30,000.

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

Results of Operations

Results of operations for the three months ended March 31, 2009 compared to the period from inception (February 19, 2008) to March 31, 2008

For the three months ended March 31, 2009, net sales of $2,881 were recorded compared to no revenue for the period from inception (February 19, 2008) to March 31, 2008.  During March 2009, we began selling organically and non-organically grown fruit and vegetables to our customers

For the three months ended March 31, 2009, cost of goods sold was $2,124 compared to no cost of goods sold for the period from inception (February 19, 2008) to March 31, 2008.

For the three months ended March 31, 2009, gross profit was $757 compared to no gross margin for the period from inception (February 19, 2008) to March 31, 2008.

For the three months ended March 31, 2009, general and administrative (G&A) expenses of $1,277,009 compared to $2,909,314 for the period from inception (February 19, 2008) to March 31, 2008.  The decrease in G&A expenses of $1,632,305 are primarily attributable to decreased stock compensation costs of approximately $1,901,000.  Despite issuing 10,446,500 shares and 8,176,180 shares, respectively for three months ended 2009 and the period from inception (February 19, 2008) to March 31, 2008, our declining stock price resulted in decreased stock compensation costs.  The decrease in stock compensation costs was offset by increase of approximately $149,000 for payroll expense, $57,000 for professional fees, $25,000 for travel and entertainment expense, $9,000 for director and officer, general liability and other insurance expense, $8,000 for rent expense and $20,000 for other expenses.

For the three months ended March 31, 2009, operating loss was $1,276,252 compared to $2,909,314 for the period from inception (February 19, 2008) to March 31, 2008.

For the three months ended March 31, 2009 and the period from inception (February 19, 2008) to March 31, 2008, other expense was $32,040 and $44, respectively.  The increase of $31,996 was primarily related the write-off a deposit related to an intangible asset that was deemed impaired for $30,000.

For the three months ended March 31, 2009, net loss was $1,308,292 or $0.06 basic and basic and diluted loss per share compared to $2,909,358 or $0.37 basic and basic and diluted loss per share for the period from inception (February 19, 2008) to March 31, 2008. The $1,601,066 decrease in net loss was primarily attributable to the decreased operating and other expenses described above.

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

Our financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period from inception (February 19, 2008) to March 31, 2009, we reported a net loss of $6,258,269.  Our ability to continue as a going concern is dependent upon achieving sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-Q do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

 For the period from inception (February 19, 2008) to March 31, 2008 we sold 617,917 shares of our common stock for $187,000

During May 2008, we also sold 2,483,750 shares of our common stock for $0.40 per share to an investor for a 90 day promissory note that bore interest at 8% per annum on any unpaid balance.  The unpaid balance of $750,630 including accrued interest of $22,657 was deemed uncollectable and written off as of December 31, 2008.

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $15,811 at March 31, 2009.

During the fourth quarter of 2008 through March 31, 2009, Parker Booth, Chief Executive Officer, advanced the Company $186,500. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $188,499 at March 31, 2009.

We have limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of current notes payable to an officer and related party.  Our total obligation was $204,310 including accrued interest of $2,810, for the notes at March 31, 2009.

In December 2008 the Company opened a new office in Salinas, California and moved the Corporate office. The Salinas lease for $2,230 per month terminated on December 31, 2009. The lease commitment at March 31, 2009 was approximately $20,000. The Company is currently paying rent on a month to month basis.

Net Cash Flows

For the three months ended March 31, 2009, net cash used in operating activities was $116,402 compared to $419 for the period from inception (February 19, 2008) to March 31, 2008.  The increase of $115,983 was attributable to higher general and administrative expenses as we moved began to move from a development stage company and three months period compared to one and half months in 2008.

For the three months ended March 31, 2009, net cash used in investing activities was $-0-compared to $15,000 for the period from inception (February 19, 2008) to March 31, 2008.  The $15,000 was an advance to NB Design from Organic Texas prior to April 29, 2008 acquisition date.

For the three months ended March 31, 2009, net cash provided by financing activities was $123,000 compared to $100,500 for the period from inception (February 19, 2008) to March 31, 2008.  The increase of $22,500 was related to increases in loans and advances from an officer and other.

At March 31, 2009, we had 675,000 stock options and 6,000,128 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.51 per share. The outstanding warrants have a weighted average exercise price of $1 per share. Accordingly, at March 31, 2009, the outstanding options and warrants represented a total of 6,675,128 shares issuable for a maximum of $6,344,378 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holder while the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC. The 6,000,128 warrants have not been registered with the SEC as of the date of this Form 10-Q.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balanxe Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer/principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer /principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

The controls designed were adequate for financial disclosures required for the preparation of the 10-Q filing; however due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-Q, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the 10-Q report.  This model will be maintained and updated by Company staff and management as new business transactions require additional financial disclosures. As the Company obtains additional  resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.  We intend to hire a full time Chief Financial Officer to augment our internal controls procedures and expand our accounting staff.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1a. RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(i)
During 2009, officers, directors and related parties were issued 8,234,000 unregistered shares of the Company’s common stock for director, officer and administrative services compensation.  These shares were valued from $0.09 to $0.22 per share

(ii)
During 2009, we issued 440,500 unregistered share of the Company’s common stock to a group of five consultants for investor relations, medical advisory and for a financing incentive.  These shares were valued from $0.08 to $0.22 per share.

(iii)
During January 2009 and March 2009, the Company granted to exchange 1,747,071 shares of its registered common stock from a group of investors and related parties for two shares of the Company’s unregistered common stock (3,493,476 shares).  The Company exchanged total 3,031,500 shares during January and February 2009 and remaining 461,976 shares issued during May 2009. The registered shares were transferred to Edge Trading, LLC and Partners in an unsuccessful attempt to obtain financing.  As part of the transaction an additional 2,000,000 unregistered shares of the Company’s common stock were transferred to this group in January 2009.

(iv)
During March 2010, directors were issued 1,850,000 unregistered shares of the Company’s common stock for director compensation and financing incentive.  These shares were valued from $0.08 to $0.13 per share.

(v)	During April 2010, a consultant was issued 500,000 unregistered shares of the Company’s common stock for Investor relations. These shares were valued at $0.04 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC ALLIANCE, INC.

By: /s/ Parker Booth
Parker Booth
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: May 18, 2010