Form 10-Q
period 2009-06-30
Organic Alliance, Inc.
filed 2010-05-19
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

ORGANIC ALLIANCE, INC. AND SUBSIDIARY

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		3

ITEM 1.	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	4

	Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008, six months ended June 30, 2009 and the period of inception (February 19, 2008) to June 30, 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Six months ended June 30, 2009 and period of inception (February 19, 2008) to June 30, 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION		25

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

ITEM 5.	OTHER INFORMATION	26

ITEM 6.	EXHIBITS	26

SIGNATURES		27

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

The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed with the Securities and Exchange Commission on March 18, 2010.

Organic Alliance, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$83,343	$250
Accounts Receivable	531,994	-
Due from factor	44,756	-
Prepaid expenses and other current assets	34,593	4,461
Total current assets	694,686	4,711

Other assets (Note 4)	-	30,000

Total Assets	$694,686	$34,711

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$911,346	$141,898
Accrued expenses and other current liabilities	376,582	82,990
Notes payable to related parties and other (Note 11)	276,157	104,270
Total current liabilities	1,564,085	329,158

Stockholders' Deficiency:
Common stock, $.0001 par value, 60,000,000 shares
authorized, 26,892,443 and 13,131,967 shares outstanding as of
June 30, 2009 and December 31, 2008, respectively	2,689	1,313
Additional paid-in capital	6,317,497	4,654,217
Accumulated deficit	(7,189,585)	(4,949,977)
Total stockholders' deficiency	(869,399)	(294,447)

Total Liabilities and Stockholders' Deficiency	$694,686	$34,711

The accompanying notes are an integral part of the consolidated interim financial statements

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	Period from Inception (February 19, 2008) to
	2009	2008	June 30, 2009	June 30, 2008

Net sales	$1,174,661	$-	$1,177,542	$-
Cost of sales	1,144,705	-	1,146,829	-

Gross profit	29,956	-	30,713	-

General and administrative	951,588	376,420	2,228,597	3,285,734

Operating Loss	(921,632)	(376,420)	(2,197,884)	(3,285,734)

Other (income) expense:
Interest expense	9,684	460	11,724	504
Interest income	-	(11,038)	-	(11,038)
Loss from impairment of intangible assets	-	-	30,000	-
Total net other expense (income)	9,684	(10,578)	41,724	(10,534)

Net loss	$(931,316)	$(365,842)	$(2,239,608)	$(3,275,200)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.10)	$(0.31)

Weighted average number of
common shares outstanding - basic and diluted	24,385,190	11,289,289	22,738,409	10,506,314

The accompanying notes are an integral part of the consolidated interim financial statements

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	For the	Period from Inception
	Six Months Ended	February 19, 2008 to
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(2,239,608)	$(3,275,200)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	1,618,018	3,183,875
Share-based compensation	17,432	-
Amortization on discount of notes payable	710	-
Loss from impairment of intangible assets	30,000	-
Changes in assets and liabilities:
Accounts receivable	(531,994)	-
Due from factor	(44,756)	-
Prepaid expenses and other current assets	(30,132)	(12)
Accounts payable	769,448	7,118
Accrued expenses and other current liabilities	298,745	15,406
Net cash used in operating activities	(112,137)	(68,813)

Cash flows from financing activities
Proceeds from notes payable	170,230	187,000
Proceeds from issuance of shares of common stock	25,000	-
Principal payments on note receivables for common stock	-	120,801
Payment for repurchase of common stock	-	(200,000)
Net cash provided by financing activities	195,230	107,801

Net increase in cash	83,093	38,988
Cash - beginning of the period	250	-
Cash - end of the period	$83,343	$38,988

Supplemental disclosures for non-cash financing activities:
Issuance of shares of common stock for note receivable	$-	$993,500
Discount on notes payable	$4,206	-

Supplemental disclosures:
Interest paid	$3,508	$504

The accompanying notes are an integral part of the consolidated interim financial statements

Organic Alliance, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS AND OTHER MATTERS

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

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc.  On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.  All references throughout this Report to “Organic Alliance, Inc.,” or the “Company” refer to the combined operations of Organic Alliance, Inc., a Nevada corporation, and our wholly-owned subsidiary, Organic Texas.

On December 31, 2008, we filed a Form S-1 with the SEC covering 2,638,250 shares of our .0001 par value Common Stock.

The Company was formed on February 19, 2008 and was in development stage through the first quarter of 2009.  2009 was the first year during which it is considered an operating company. During the second quarter of 2009, the Company commenced its operations and the Company generated approximately $1,200,000 of revenues for the six months ended June 30, 2009.

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

Impairment of Long-Lived and Intangible Assets - Long-lived assets consist of intangible assets. Intangible assets are comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) (primarily codified into Topic 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believes the carrying value of its AvocadoMan brand name will not be recovered in the future and so recorded impairment loss of $30,000.

Debt Discount - Costs incurred with parties who are providing long-term financing, which generally include the value of shares of the Company’s common stock are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to the cost and discount was $710 for the six months ended June 30, 2009 and is included in interest expense.

Estimated Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Management believes the estimated fair value of these financial instruments at June 30, 2009 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments

Concentrations

•
Credit Risk - The Company maintains cash balances at various financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000.  At June 30, 2009, the Company’s cash did not exceed the FDIC insurance limit.

•
Major customers - The Company has four major customers, which accounted for approximately 88% of sales during six months ended June 30, 2009. The loss of any of these customers could adversely affect the Company's operations.

•
Major suppliers - The Company has three major suppliers, which accounted for approximately 91% of purchases during six months ended June 30, 2009. The loss of any of these suppliers could adversely affect the Company's operations.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable will be recorded based on a combination of aging analysis and any specific troubled accounts. Starting in 2009, our produce were sold to our customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2009 and December 31, 2008, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction, California and Texas. Tax returns for  2008 remain open for examination. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) (primarily codified into Topic 740 of Accounting Standards Codification (“ASC”)), at February 19, 2008.  The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits at February 19, 2008. At June 30, 2009 and 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2009 and 2008, no interest and penalties related to uncertain tax positions had been accrued.

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

				Period from Inception
	Three Months ended June 30,		Six Months ended June 30,	(February 19, 2008) to
	2009	2008	2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(931,316)	$(365,842)	$(2,239,608)	$(3,275,200)

Denominator:
Weighted average shares - basic	24,385,190	11,289,289	22,738,409	10,560,214

Effect of dilutive stock options and warrants	-	-	-	-

Denominator for diluted earnings per share	23.385,190	11,289.289	22,738,409	10,560,214

Loss per share:
Basic	$(0.04)	$(0.03)	$(0.10)	$(0.31)

Diluted	$(0.04)	$(0.03)	$(0.10)	$(0.31)

At June 30, 2009, the Company stock options outstanding totaled 675,000. In addition, at June 30, 2009 and 2008, the Company’s warrants outstanding represented 6,000,168 common shares. Inclusion of the Company’s options and warrants in diluted loss per share for the three and six months ended June 30, 2009 and for the three months ended June 30, 2008 and period from inception (February 19, 2008) to June 30, 2008, have an anti-dilutive effect because the Company incurred a net loss from operations.

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2009, the Company has a working capital deficit of approximately $869,000 and has accumulated losses of approximately $7,190,000 since its inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the growing high margin revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

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

The financial service company advances 85% of qualified customer invoices to the Company and holds the remaining 15% as a reserve until the customer pays the financial services company.  The Company is charged .083% interest per day for all advances made to the Company.  Uncollectable customer invoices will be charged back to the Company.  At June 30, 2009, the advances from the factor amounted to $266,618, which was offset against due from factor of $311,374, net of accrued interest of $2,295.  Advances from the factor are collateralized by substantially all assets of the Company. (See Note 13)

6.	INCOME TAXES

	June 30, 2009	December 31, 2008
Share based compensation	$2,116,000	$1,464,000
Start up costs	286,000	191,000
Net operating losses	156,000	23,000
Less: valuation allowance	(2,558,000)	(1,678,000)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset.

At June 30, 2009, the Company had net operating losses of approximately $391,000 that may be used to reduce future tax liabilities, including net operating losses of approximately $68,000 of NB Design at December 31, 2008 acquired per the Exchange Agreement. Such net operating losses expire through 2029 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible

7.	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock, nor has any preferred stock been issued as of June 30, 2009 and December 31, 2008.

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

During January 2009 and March 2009, the Company exchanged 1,747,071 shares of its registered common stock from a group of investors and related parties for two shares of the Company’s unregistered common stock (3,493,476 shares).  The registered shares were transferred to Edge Trading, LLC and Partners in an unsuccessful attempt to obtain financing.  As part of the transaction an additional 2,000,000 unregistered shares of the Company’s common stock were transferred to this group in January 2009. These shares were valued at $535,488, or $0.10 and $0.07 per share based on the closing price of the Company’s common stock in January and March 2009, the dates of the shares were exchanged. The Company received proceeds of $25,000 from this transaction, the remaining $510,488 included in the general and administrative expense on the consolidated statement of operations for the six months ended June 30, 2009.

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

Registered Sales of Equity Securities:

In May 2008, the Company sold 16,250 registered shares of common stock for $0.40 a share to an investor to help fund the Company.  The Company also sold 2,483,750 registered shares of common stock for $0.40 per share to an investor for a 90 day promissory note that bore interest at 8% per annum on any unpaid balance.  On December 31, 2008, the unpaid balance of $750,630 including accrued interest of $22,657 was written off as uncollectable.

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

The fair value was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.15, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. The Company recognized compensation expense of $8,716 and $17,432 for three and six months ended June 30, 2009, respectively.

Options Summary:

A summary of option activity as of June 30, 2009 and changes during the six months then ended is presented below:

	Shares	Weighted	Weighted -	Weighted -
		Average	Average	Average
		Exercise	Remaining	Remaining
		Price	Contractual	Contractual
			Term	Term

Options
Outstanding, January 1, 2009 and June 30, 2009	675,000	$0.51	4.38	-

A summary of the status of the Company's non-vested shares as of June 30, 2009 and changes during the six months then ended is presented below:

	Shares	Weighted-
		Average
		Grant-Date
		Fair Value
Non-vested Shares
Non-vested, January 1, 2009 and June 30, 2009	675,000	$0.15

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At June 30, 2009 and December 31, 2008 the Company had 6,000,168 warrants outstanding with an exercise price of $1.00 and an expiration date of December 31, 2011 (See Note 1).

11.	RELATED PARTY TRANSACTIONS

Consulting agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a consultant and a shareholder of the Company. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At June 30, 2009 and December 31, 2008, the Company owed approximately $75,000 and $26,000, respectively related to above consulting services, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.  Mr. Gallagher contributed approximately $11,500 to the Company during the six months ended June 30, 2009, which is included in $75,000.  This contract expired on October 31, 2009 and was not renewed.

Notes payable

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $16,186 at June 30, 2009.

During the fourth quarter of 2008 through June 30, 2009, Parker Booth, Chief Executive Officer, advanced the Company $248,730. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $253,440 at June 30, 2009.    The promissory notes with accrued interest were due on various dates from March 2009 through October 2009. (See Note 13)

In June 2009, Dr. Corey Ruth, Director, advanced the Company $10,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The unpaid balance including accrued interest was $10,026 at June 30, 2009. The promissory note includes the issuance of 33,000 shares of the Company’s common stock upon the maturity of the note as a financing incentive. The promissory note paid off during August 2009.  A total discount of $4,206 was taken on this note for the fair value of the shares of common stock issued during June 2009.

At June 30, 2009, notes payable was $276,157, net of $3,495 discount and include the accrued interest of $5,922. The Company amortized the discount using the effective interest rate method over the term of the promissory notes. The amortization of discount of $710 for the three and six months ended June 30, 2009, is included in interest expense on the consolidated statement of operations.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

From February 2008 through January 2009, the corporate office was in San Antonio, Texas.  The terms were $1,500 a month for one year.  In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office and terminated the lease in San Antonio after January 2009.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The Company is currently paying rent on a month to month basis.  Rent expense for the three  months ended June 30, 2009 and June 30, 2008 was approximately $7,000 and $4,500, respectively.  Rent expense for the six months ended June 30, 2009 and from the period February 19, 2008, date of inception to June 30, 2008 was approximately $15,000 and $7,500, respectively. The lease commitment at June 30, 2009 was approximately $13,000.

13.	SUBSEQUENT EVENTS

In July 2009, Alicia Smith, Director, advanced the Company $35,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 231,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note paid off during August  2009. The 231,000 shares of the Company’s common stock were issued during September 2009.

In July 2009, an individual advanced the Company $50,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 166,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured on November 1, 2009. The Company issued 166,000 shares of the Company’s common stock during September 2009.  The note has not been paid off as of the date of this Form 10-Q.

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

In October and December 2009, Mike Rosenthal, Director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory notes also include the issuance of 900,000 shares of the Company’s common stock to Mr. Rosenthal as a financing incentive.  These shares were issued to Mr. Rosenthal in March 2010. The October and December 2009 notes are due on March 31, 2010 and June 30, 2010, respectively.  The October note has not been paid back as of the date of this Form 10-Q.

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

In December 2009, Corey Ruth, Director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The promissory note of matures on February 4, 2010, which includes the issuance of 200,000 shares of the Company’s common stock as financing incentive.  The loan was paid back in February 2010. The 200,000 shares of the Company’s common stock were issued to Mr. Ruth during March 2010.

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

Impairment of Long-Lived and Intangible Assets

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

Debt Discount

Costs incurred with parties who are providing the actual long-term financing, which generally include the value of shares of the Company’s common stock are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts is $711 for the six months ended June 30, 2009 and is included in interest expense.

Results of Operations

 Results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008

For the three months ended June 30, 2009, net sales of $1,174,661 were recorded compared to no revenue for the three months ended June 30, 2009.  During March 2009, we began selling organically and non-organically grown fruit and vegetables to our customers.

For the three months ended June 30, 2009, cost of goods sold was $1,144,705 compared to no cost of goods sold for the three months ended June 30, 2008.

For the three months ended June 30, 2009, gross margin was $29,956 compared to no gross margin for the three months ended June 30, 2008. Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the three months ended June 30, 2009, general and administrative (G&A) expenses of $951,588 compared to $376,420 for the three months ended June 30, 2008.  The increase in G&A expenses of $575,168 are primarily attributable to increased stock compensation costs of approximately $353,000 for executive, director and financing compensation and by increased expenses for moving from a development stage to an operating Company.   A decrease of approximately 64,000 of professional fees primarily related to decreased investor relations’ spending was offset by approximately $234,000 for payroll expense and $52,000 for travel and entertainment expense, for director and officer, general liability and other insurance expense, rent expense, phone expense and other expenses.

For the three months ended June 30, 2009, operating loss was $921,632 compared to $376,420 for the three months ended June 30, 2008.

For the three months ended June 30, 2009, other expense was $9,684 compared to other income of $10,578 for three months ended June 30, 2008.  The Company recorded interest expense of $3,112 and $460 on promissory notes payable to related parties and other for the three months ended June 30, 2009 and 2008, respectively.  The interest expense for the three months ended June 30, 2009 also includes $710 amortization of discount on notes payable and $5,861 related to factor advances.  During the three months ended June 30, 2008 a note receivable earned $11,038.  This notes receivable for $750,630 including accrued interest of $22,657 was deemed uncollectable and written off during the fourth quarter of 2009.

For the three months ended June 30, 2009, net loss was $931,316 or $0.04 basic and basic and diluted loss per share compared to $365,842 or $0.03 basic and basic and diluted loss per share for the three months ended June 30, 2008. The $565,474 increase in net loss was primarily attributable to the decreased operating and other expenses described above.

Results of operations for the six months ended June 30, 2009 compared to the period from inception (February 19, 2008) to June 30, 2008

For the period from inception (February 19, 2008) until March 31, 2009, we were a development stage company with little revenues. We began to earn significant revenues during second quarter of  2009 and therefore we are no longer reporting as a development stage company.

For the six months ended June 30, 2009, net sales of $1,177,542 were recorded compared to no revenue for the period from inception (February 19, 2008) to June 30, 2008.

For the six months ended June 30, 2009, cost of goods sold was $1,146,829 compared to no cost of goods sold for the period from inception (February 19, 2008) to June 30, 2008.

For the six months ended June 30, 2009, gross margin was $30,713 compared to no gross margin for the period from inception (February 19, 2008) to June 30, 2008.  Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the six months ended June 30, 2009, general and administrative (G&A) expenses of $2,228,597 compared to $3,285,734 for the period from inception (February 19, 2008) to June 30, 2008.  The decrease in G&A expenses of $1,057,137 are primarily attributable to decreased stock compensation costs of approximately $1,548,000.  A decrease of approximately $7,000 of professional fees primarily related to decreased investor relations’ spending was offset by increased expenses for moving from a development stage to an operating Company.   These increased operating expenses include approximately $383,000 for payroll expense, $54,000 for travel and entertainment expense, $19,000 for director and officer, general liability and other insurance expense, $11,000 for rent expense, $7,000 for phone expense and $24,000 for other expenses.

For the six months ended June 30, 2009, operating loss was $2,197,884 compared to $3,285,734 for the period from inception (February 19, 2008) to June 30, 2008.

For the six months ended June 30, 2009, other expense was $41,724 compared to other income of $10,534 for the period from inception (February 19, 2008) to June 30, 2008.  The interest expense of $11,724 for the six months ended June 30, 2009 includes, $5,153 of interest expense on promissory notes payable to related parties and other, $5,861 of interest expense related  to factor and $710 of amortization on discount of notes payable, The interest expense related to notes payable for the period from February 19, 2008, date of inception to June 30, 2008 was $504. During the six months ended 2009 the Company wrote-off a deposit related to an intangible asset that was deemed impaired. During the period from inception (February 19, 2008) to June 30, 2008 a Note Receivable earned $11,038.  This Notes Receivable for $750,630 including accrued interest of $22,657 was deemed uncollectable and written off during the fourth quarter of 2009.

For the six months ended June 30, 2009, net loss was $2,239,608 or $0.10 basic and basic and diluted loss per share compared to $3,275,200 or $0.31 basic and basic and diluted loss per share for the period from inception (February 19, 2008) to June 30, 2008. The $1,035,592 decrease in net loss was primarily attributable to the decreased operating and other expenses described above.

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

Our financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period from inception (February 19, 2008) to June 30, 2009, we reported a net loss of $7,189,585.  Our ability to continue as a going concern is dependent upon achieving sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-Q do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

 For the period from inception (February 19, 2008) to June 30, 2008 we sold 617,917 shares of our common stock for $187,000

During May 2008, we also sold 2,483,750 shares of our common stock for $0.40 per share to an investor for a 90 day promissory note that bore interest at 8% per annum on any unpaid balance.  The unpaid balance of $750,630 including accrued interest of $22,657 was deemed uncollectable and written off as of December 31, 2008.

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $16,186 at June 30, 2009.

During the fourth quarter of 2008 through June 30, 2009, Parker Booth, Chief Executive Officer, advanced the Company $248,730. The advances are evidenced by a promissory note bearing interest at 5% per annum.  The unpaid balance including accrued interest was $253,235 at June 30, 2009.

During June 2009, a director of the Company advanced $10,000, which paid off by the Company with accrued interest thereon during August 2009. The unpaid balance including accrued interest was $10,230 at June 30, 2009.

We have limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of current notes payable to an officer, director and related party.  Our total obligation was $276,157 (net of discount on notes payable of $3,495) for the notes at June 30, 2009.  As of the date of this Form 10-Q, we have paid $10,000 retire one of these notes.

In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The lease commitment at June 30, 2009 was approximately $13,000. The Company is currently paying rent on a month to month basis.

Net Cash Flows

For the six months ended June 30, 2009, net cash used in operating activities was $112,137 compared to $68,813 for the period from inception (February 19, 2008) to June 30, 2008.  The increase of $43,324 was attributable to higher general and administrative spending and our initial account receivable balance offset by much higher accounts payable and accrued expenses as we moved from a development stage company during the second quarter of 2009.

For the six months ended June 30, 2009, net cash provided by financing activities was $195,230 compared to $107,801 for the period from inception (February 19, 2008) to June 30, 2008.  The increase of $87,429 was related to increases in loans and advances from officer, directors and others.

At June 30, 2009 and December 31, 2008, we had 675,000 stock options and 6,000,128 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.51 per share. The outstanding warrants have a weighted average exercise price of $1 per share. Accordingly, at June 30, 2009, the outstanding options and warrants represented a total of 6,675,128 shares issuable for a maximum of $6,344,378 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holder while the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days’ notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC. The 6,000,128 warrants have not been registered with the SEC as of the date of this Form 10-Q.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer/principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer /principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

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