Form 10-Q
period 2009-09-30
Organic Alliance, Inc.
filed 2010-05-19
CIK 1442634

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

ORGANIC ALLIANCE, INC. AND SUBSIDIARY

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		3

ITEM 1.	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4

	Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and for the period from inception (February 19, 2008) to September 30, 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and for the period from inception (February 19, 2008) to September 30, 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	27

PART II - OTHER INFORMATION		28

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 1A.	RISK FACTORS	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5.	OTHER INFORMATION	29

ITEM 6.	EXHIBITS	29

SIGNATURES		30

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

The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed with the Securities and Exchange Commission on March 18, 2010.

Organic Alliance, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$88,091	$250
Accounts Receivable	837,749	-
Due from factor	71,055	-
Prepaid expenses and other current assets	9,750	4,461
Total current assets	1,006,645	4,711

Property and equipment, net (Note 2)	8,028	-
Other assets (Note 4)	-	30,000

Total Assets	$1,014,673	$34,711

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,391,376	$141,898
Accrued expenses and other current liabilities	411,843	82,990
Notes payable to related parties and other (Note 11)	490,914	104,270
Total current liabilities	2,294,133	329,158

Stockholders' Deficiency:
Common stock, $.0001 par value, 60,000,000 shares
authorized, 27,299,943 and 13,131,967 shares outstanding as of
September 30, 2009 and December 31, 2008, respectively	2,730	1,313
Additional paid-in capital	6,440,022	4,654,217
Accumulated deficit	(7,722,212)	(4,949,977)
Total stockholders' deficiency	(1,279,460)	(294,447)

Total Liabilities and Stockholders' Deficiency	$1,014,673	$34,711

The accompanying notes are an integral part of the consolidated interim financial statements

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
				Period from Inception
	For the Three Months Ended		Nine Months Ended	(February 19, 2008) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$2,377,632	$-	$3,555,174	$-
Cost of Sales	2,341,391	-	3,488,220	-

Gross profit	36,241	-	66,954	-

General and administrative	519,248	685,421	2,747,845	3,971,156

Operating loss	(483,007)	(685,421)	(2,680,891)	(3,971,156)

Other (income) expense:
Interest expense	49,620	46	61,344	550
Interest income	-	(15,596)	-	(26,634)
Loss from impairment of intangible asset	-	-	30,000	-
Total net other expense (income)	49,620	(15,550)	91,344	(26,084)

Net loss	$(532,627)	$(669,872)	$(2,772,235)	$(3,945,072)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.11)	$(0.34)

Weighted average number of
common shares outstanding - basic and diluted	27,369,073	13,006,913	24,298,926	11,648,936

The accompanying notes are an integral part of the consolidated interim financial statements

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

		Period from Inception
	Nine Months Ended September 30, 2009	February 19, 2008 to September 30, 2008

Cash flows from operating activities:
Net loss	$(2,772,235)	$(3,945,072)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	472	-
Common stock issued for services	1,709,806	3,657,763
Stock-based compensation	26,148	-
Amortization of discount on notes payable	20,250	-
Impairment of intangible asset	30,000	-
Changes in assets and liabilities:
Accounts receivable	(837,749)	-
Due from factor	(71,055)	-
Prepaid expenses and other current assets	(5,289)	30
Accounts payable	1,249,478	11,231
Accrued expenses and other current liabilities	339,285	22,158
Net cash used in operating activities	(310,889)	(253,890)

Cash flows from investing activities:
Purchase of property and equipment	(8,500)	-

Cash flows from financing activities
Proceeds from notes payable	427,230	14,277
Principal payments on note receivable for common stock	-	257,646
Principal payments on notes payable	(45,000)	-
Proceeds from issuance of common stock	25,000	187,000
Payment for repurchase of common stock	-	(200,000)
Net cash provided by financing activities	407,230	258,923

Net increase in cash	87,841	5,033
Cash - beginning of the period	250	-
Cash - end of the period	$88,091	$5,033

Supplemental disclosures for non-cash financing activities:
Issuance of shares of common stock for note receivable	$-	$993,500
Discount on notes payable	$26,268	$-

Supplemental disclosures:
Interest paid	$26,134	$550

The accompanying notes are an integral part of the consolidated interim financial statements

Organic Alliance, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS AND OTHER MATTERS

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

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock and assumed all liabilities Organic Texas for 9,299,972 shares of NB Design’s common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. All Organic Texas common shares issued prior to April 29, 2008 for services are presented based on the ratio of 0.8435 NB Design common share issued for one Organic Texas common share (See Note 8).  All Organic Texas common shares issued prior to April 29, 2008 for cash are presented based on one NB Design common share issued for one Organic Texas common share (See Note 8).  The business of Organic Texas is the only business of NB Design.

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

The Company was formed on February 19, 2008 and was in development stage through the first quarter of 2009.  2009 was the first year during which it is considered an operating company. During the second quarter of 2009, the Company commenced its operations and the Company generated approximately $3,555,000 of revenues for the nine months ended September 30, 2009.

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

Debt Discount - Costs incurred with parties who are providing the long-term financing, which generally include the value of shares of the Company’s common stock are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts was $20,250 for the nine months ended September 30, 2009 and is included in interest expense.

Estimated Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Management believes the estimated fair value of these financial instruments at September 30, 2009 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments

Concentrations

•
Credit Risk - The Company maintains cash balances at various financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000.  At September 30, 2009, the Company’s cash did not exceed the FDIC insurance limit.

•
Major customers - The Company has four major customers, which accounted for approximately 80% of sales during nine months ended September 30, 2009. The loss of any of these customers could adversely affect the Company's operations.

•
Major suppliers - The Company has three major suppliers, which accounted for approximately 60% of purchases during six months ended September 30, 2009. The loss of any of these suppliers could adversely affect the Company's operations.

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

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2009 and December 31, 2008, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction, California and Texas. Tax returns for  2008 remain open for examination. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) (primarily codified into Topic 740 of Accounting Standards Codification (“ASC”)), at February 19, 2008.  The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits at February 19, 2008. At September 30, 2009 and 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2009 and December 31, 2008, no interest and penalties related to uncertain tax positions had been accrued.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful life of three years. At September 30, 2009, the property and equipment was $8,028, included cost of $8,500, net of accumulated depreciation of $472. The depreciation expense was $472 for the three and nine months ended September 30, 2009 and is included in general and administrative expense on the consolidated statement of operations.

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

				Period from Inception
	Three Months ended September 30,		Six Months ended September 30,	(February 19, 2008) to
	2009	2008	2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(532,627)	$(669,872)	$(2,772,235)	$(3,945,072)

Denominator:
Weighted average shares - basic	27,369,073	13,006,913	24,298.926	11,648,936

Effect of dilutive stock options and warrants	-	-	-	-

Denominator for diluted earnings per share	27,369,073	13,006,913	24,298.926	11,648,936

Loss per share:
Basic	$(0.02)	$(0.05)	$(0.11)	$(0.34)

Diluted	$(0.02)	$(0.05)	$(0.11)	$(0.34)

At September 30, 2009 the Company stock options outstanding totaled 675,000. In addition, at September 30, 2009 and 2008, the Company’s warrants outstanding represented 6,000,168 common shares. Inclusion of the Company’s options and warrants in diluted loss per share for three and nine months ended September 30, 2009 and for three months ended and the period from inception (February 19, 2008) to September 30, 2008, have an anti-dilutive effect because the Company incurred a net loss from operations.

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2009, the Company has a working capital deficit of approximately $1,287,000 and has accumulated losses of approximately $7,722,000 since its inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

During March 2009, the Company determined that the AvocadoMan brand has zero fair value and so recorded impairment loss of $30,000. The Company's methodology to determine this impairment was based upon its assessment of future undiscounted cash flows and certain market-based assumptions.

5.	DUE FROM FACTOR

During April 2009, the company entered into an account receivable factoring facility with a financial service company specializing in short term financing facilities for produce companies with maximum borrowing of $1,500,000.

The financial service company advances 85% of qualified customer invoices to the Company and holds the remaining 15% as a reserve until the customer pays the financial services company.  The Company is charged .083% interest per day for all advances made to the Company.  Uncollectable customer invoices will be charged back to the Company.  At September 30, 2009, the advances from the factor amounted to  $423,941, which was offset against due from factor of $494,996, net of accrued interest of 3,758.  Advances from the factor are collateralized by substantially all assets of the Company.

6.	INCOME TAXES

	September 30, 2009	December 31, 2008
Share based compensation	$2,155,000	$1,464,000
Start up costs	281,000	191,000
Net operating losses	331,000	23,000
Less: valuation allowance	(2,767,000)	(1,678,000)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset.

At September 30, 2009, the Company had net operating losses of approximately $832,000 that may be used to reduce future tax liabilities, including net operating losses of approximately $68,000 of NB Design at December 31, 2008 acquired per the Exchange Agreement. Such net operating losses expire through 2029 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible

7.	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock, nor has any preferred stock been issued as of September 30, 2009 and December 31, 2008.

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

Notes payable

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $16,564 at September 30, 2009.

During the fourth quarter of 2008 through September 30, 2009, Parker Booth, Chief Executive Officer, advanced the Company $420,730. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $429,827 at September 30, 2009. (See Note 13)

In July 2009, Alicia Smith, Director, advanced the Company $35,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 231,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured on September 1, 2009, paid off on August 28, 2009. The 231,000 shares of the Company’s common stock were issued during September 2009.

In July 2009, an individual advanced the Company $50,000. The advance is evidenced by promissory note bearing interest at 5% per annum.  The promissory note includes the issuance of 166,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured on November 1, 2009. The Company issued 166,000 shares of the Company’s common stock during September 2009.  The unpaid balance including accrued interest was $50,541 at September 30, 2009. The note has not been paid off as of the date of this Form 10-Q.

In June 2009, Dr. Corey Ruth, Director, advanced the Company $10,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The promissory note includes the issuance of 33,000 shares of the Company’s common stock upon the maturity of the note as a financing incentive. The Company issued 33,000 shares during June 2009.  The promissory note matured on September 1, 2009, was paid off on August 28, 2009.

A total discount of $26,268 was taken on these notes for the fair value of the shares of common stock issuable upon the shares issued date for promissory notes of $50,000 and $10,000 issued to an individual, third party, and Dr. Ruth, respectively, and on the paid off date for promissory note of $35,000.  At September 30, 2009, notes payable was $490,914, net of $6,018 discount and include the accrued interest of $11,202. The Company amortized the discount using the effective interest rate method over the term of the promissory notes. The amortization of discount of $19,540 and $20,250 for the three and nine months ended September 30, 2009, is included in interest expense on the consolidated statement of operations.

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

The fair value was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.15, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. The Company recognized compensation expense of $8,716 and $26,148 for the three and nine months ended September 30, 2009, respectively.

Options Summary:

A summary of option activity as of September 30, 2009 and changes during the nine months then ended is presented below:

	Shares	Weighted	Weighted -	Weighted -
		Average	Average	Average
		Exercise	Remaining	Remaining
		Price	Contractual	Contractual
			Term	Term

Options
Outstanding, January 1, 2009	675,000	$0.51	4.88	-
Outstanding, September 30, 2009	675,000	$0.51	4.13	-

Exercisable, September 30, 2009	225,000	$0.51	4.13	-

A summary of the status of the Company's non-vested shares as of September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

	Shares	Weighted-
		Average
		Grant-Date
		Fair Value
Non-vested Shares
Non-vested, January 1, 2009	675,000	$0.15
Vested	(225,000)	$0.15
Non-vested, September 30, 2009	450,000	$0.15

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At September 30, 2009 and December 31, 2008 the Company had 6,000,168 warrants outstanding with an exercise price of $1.00 and an expiration date of December 31, 2011 (See Note 1).

11.	RELATED PARTY TRANSACTIONS

Consulting agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a consultant and a shareholder of the Company. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At September 30, 2009 and December 31, 2008, the Company owed approximately $94,000 and $26,000, respectively related to above consulting services, which is included in accrued expenses and other current liabilities on the consolidated balance sheet.  Mr. Gallagher contributed approximately $11,500 to the Company during 2009 which was added to his accrued expense balance.  This contract expired on October 31, 2009 and was not renewed.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

From February 2008 through January 2009, the corporate office was in San Antonio, Texas.  The terms were $1,500 a month for one year.  In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office and terminated the lease in San Antonio after January 2009.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The Company is currently paying rent on a month to month basis.  Rent expense for the three months ended September 30, 2009 and 2008, was approximately $7,000 and $4,500, respectively. Rent expense for the nine months ended September 30, 2009 and from the period February 19, 2008, date of inception, to September 30, 2008, was approximately $22,000 and $12,000, respectively.  The lease commitment at September 30, 2009 was approximately $7,000.

13.	SUBSEQUENT EVENTS

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

In December 2009, Dr. Corey Ruth, Director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The promissory note of matures on February 4, 2010, which includes the issuance of 200,000 shares of the Company’s common stock as financing incentive.  The loan was paid back in February 2010. The 200,000 shares of the Company’s common stock were issued to Mr. Ruth during March 2010.

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

Debt Discount

Costs incurred with parties who are providing the actual long-term financing, which generally include the value of shares of the Company’s common stock are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts is $19,540 and $20,250 for the three and nine months ended September 30, 2009 and is included in interest expense.

Results of Operations

Results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

For the three months ended September 30, 2009, net sales of $2,377,632 were recorded compared to no revenue for the three months ended September 30, 2009.  During March 2009, we began selling organically and non-organically grown fruit and vegetables to our customers.

For the three months ended September 30, 2009, cost of goods sold was $2,341,391compared to no cost of goods sold for the three months ended September 30, 2008.

For the three months ended September 30, 2009, gross profit was $36,341compared to no gross margin for the three months ended September 30, 2008. Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the three months ended September 30, 2009, general and administrative (G&A) expenses of $519,248 compared to $685,421 for the three months ended September 30, 2008.  The decrease in G&A expenses of $166,173 are primarily attributable to decreased stock compensation costs of approximately $373,000  A decrease of approximately 74,000 of professional fees primarily related to decreased investor relations’ spending was offset by increased expenses for moving from a development stage to an operating Company.   These increased operating expenses include approximately $243,000 for payroll expense and $38,000 for travel and entertainment expense, for director and officer, general liability and other insurance expense, rent expense, phone expense and other expenses.

For the three months ended September 30, 2009, operating loss was $483,007 compared to $685,421 for the three months ended September 30, 2008.

For the three months ended September 30, 2009, other expense was $49,620 compared to other income of $15,550 for three months ended September 30, 2008.  The Company accrued interest expense of $5,281 and $46 on promissory notes payable to related parties and other for the three months ended September 30, 2009 and 2008, respectively.   During the three months ended September 30, 2009 the Company recorded $19,539 amortization of notes payable discount related to a financing incentive, which is included in interest expense.  During three months ended September 30, 2009, the Company also recorded interest expense of $24,472 related to factor advances. During the three months ended September 30, 2008 a Note Receivable earned $15,596.  This Notes Receivable for $750,630 including accrued interest of $22,657 was deemed uncollectable and written off during the fourth quarter of 2009.

For the three months ended September 30, 2009, net loss was $532,627 or $0.02 basic and basic and diluted loss per share compared to $669,871 or $0.05 basic and basic and diluted loss per share for the three months ended September 30, 2008. The $137,244 decrease in net loss was primarily attributable to the decreased operating and other expenses described above.

Results of operations for the nine months  ended September 30, 2009 compared to the period from inception (February 19, 2008) to September 30, 2008

                For the period from inception (February 19, 2008) until March 31, 2009, we were a development stage company with little revenues. We began to earn revenues during March 2009 and recorded substantial revenues during the second quarter of 2009 and therefore we are no longer reporting as a development stage company.

For the nine months ended September 30, 2009, net sales of $3,555,174 were recorded compared to no revenue for the period from inception (February 19, 2008) to September 30, 2008.

For the nine months ended September 30, 2009, cost of goods sold was $3,488,220 compared to no cost of goods sold for the period from inception (February 19, 2008) to September 30, 2008

For the nine months ended September 30, 2009, gross margin was $66,954 compared to no gross margin for the period from inception (February 19, 2008) to September 30, 2008.  Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the nine months ended September 30, 2009, general and administrative (G&A) expenses of $2,747,845 compared to $3,971,156 for the period from inception (February 19, 2008) to September 30, 2008.  The decrease in G&A expenses of $1,223,311 are primarily attributable to decreased stock compensation costs of approximately $1,921,000.  Despite issuing 14,167,976 shares and 9,330,272 shares, respectively for nine months ended 2009 and the period from inception (February 19, 2008) to September 30, 2008, our declining stock price resulted in decreased stock compensation costs.  A decrease of approximately $81,000 of professional fees primarily related to decreased investor relations’ spending was offset by increased expenses for moving from a development stage to an operating Company.   These increased operating expenses include approximately $626,000 for payroll expense, $56,000 for travel and entertainment expense, $29,000 for director and officer, general liability and other insurance expense, $14,000 for rent expense, $11,000 for phone expense and $44,000 for other expenses.

For the nine months ended September 30, 2009, operating loss was $2,680,891 compared to $3,971,156 for the period from inception (February 19, 2008) to September 30, 2008.

For the nine months ended September 30, 2009, other expense was $91,344 compared to other income of $26,084 for the period from inception (February 19, 2008) to September 30, 2008.  The Company accrued interest expense of $10,761 on promissory notes payable to related parties and other for the nine months ended September 30, 2009, compared to $550 for the period from inception (February 19, 2008) to September 30, 2008.   During nine months ended 2009 the Company recorded $20,250 amortization of notes payable discount related to a financing incentive, which is included in interest expense. During nine months ended September 30, 2009, the Company also recorded interest expense of $30,333 related to factor advances. Also during the nine months ended 2009 the Company wrote-off a deposit of $30,000 related to an intangible asset that was deemed impaired. During the period from inception (February 19, 2008) to September 30, 2008 a note receivable earned interest of $26,634.  This notes receivable for $750,630 including accrued interest of $22,657 was deemed uncollectable and written off during the fourth quarter of 2009.

For the nine months ended September 30, 2009, net loss was $2,772,235 or $0.12 basic and basic and diluted loss per share compared to $3,945,072 or $0.34 basic and basic and diluted loss per share for the period from inception (February 19, 2008) to September 30, 2008. The $1,172,837 decrease in net loss was primarily attributable to the decreased operating and other expenses described above.

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

Our financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period from inception (February 19, 2008) to September 30, 2009, we reported a net loss of $7,722,212.  Our ability to continue as a going concern is dependent upon achieving sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-Q do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to September 30, 2008 we sold 617,917 shares of our common stock for $187,000

During May 2008, we also sold 2,483,750 shares of our common stock for $0.40 per share to an investor for a 90 day promissory note that bore interest at 8% per annum on any unpaid balance.  The unpaid balance of $750,630 including accrued interest of $22,657 was deemed uncollectable and written off as of December 31, 2008.

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $16,564 at September 30, 2009.

During the fourth quarter of 2008 through September 30, 2009, Parker Booth, Chief Executive Officer, advanced the Company $420,730. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $429,827 at September 30, 2009.

In July 2009, an unrelated party advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $50,541 at September 30, 2009.

During 2009, two directors of the Company advanced $45,000, which paid off by the Company with accrued interest thereon during August 2009.

We have limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of current notes payable to an officer, related party and other.  Our total obligation was $496,932 for the notes at September 30, 2009.  As of the date of this Form 10-Q, we have not made any principle payments on these notes.

In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The lease commitment at September 30, 2009 was approximately $7,000. The Company is currently paying rent on a month to month basis.

Net Cash Flows

For the nine months ended September 30, 2009, net cash used in operating activities was $310,889 compared to $253,890 for the period from inception (February 19, 2008) to September 30, 2008.  The increase of $56,999 was attributable to higher general and administrative spending and our initial account receivable balance offset by much higher accounts payable and accrued expenses as we moved from a development stage company during the second quarter of 2009.

For the nine months ended September 30, 2009, cash used in investing activities was $8,500 compared to $-0- for the period from inception (February 19, 2008) to September 30, 2008.  During 2009, the Company purchased of $8,500 to purchase property and equipment.

For the nine months ended September 30, 2009, net cash provided by financing activities was $407,230 compared to $258,923 for the period from inception (February 19, 2008) to September 30, 2008.  The increase of $148,307 was related to increases in loans and advances from officer, directors and others.

At September 30, 2009 and September 30 2008, we had 675,000 stock options and 6,000,128 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.51 per share. The outstanding warrants have a weighted average exercise price of $1 per share. Accordingly, at September 30, 2009, the outstanding options and warrants represented a total of 6,675,128 shares issuable for a maximum of $6,344,378 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holder while the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days’ notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC. The 6,000,128 warrants have not been registered with the SEC as of the date of this Form 10-Q.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer/principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer /principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

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