Form 10-Q
period 2010-03-31
Organic Alliance, Inc.
filed 2010-05-21
CIK 1442634

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2010
Common stock, $0.0001 par value	29,649,943

ORGANIC ALLIANCE, INC.

FORM 10-Q

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

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on May 18, 2010.

Organic Alliance, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$111	$231
Accounts Receivable (Note 2)	569,397	104,518
Due from factor (Note 5)	3,454	18,908
Prepaid expenses and other current assets	16,938	7,632
Total current assets	589,900	131,289

Property and equipment, net (Note 2)	6,611	7,319

Total Assets	$596,511	$138,608

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,471,048	$735,828
Accrued expenses and other current liabilities (Note10)	429,799	411,236
Notes and loan payable, net of discount (Note 8)	717,109	594,356
Total current liabilities	2,617,956	1,741,420

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares; -0- shares issued
and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value, 60,000,000 shares
authorized, 29,149,943 and 27,299,943 shares outstanding as of
March 31, 2010 and December 31, 2009, respectively	2,915	2,730
Additional paid-in capital	6,668,679	6,657,648
Accumulated Deficit	(8,693,039)	(8,263,190)
Total stockholders' deficiency	(2,021,445)	(1,602,812)

Total Liabilities and Stockholders' Deficiency	$596,511	$138,608

The accompanying notes are an integral part of the consolidated interim financial statements.

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Operations - (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales	$1,156,758	$2,881
Cost of sales	1,203,274	2,124

Gross margin (Loss)	(46,516)	757

General and administrative expenses	288,436	1,277,009

Operating Loss	(334,952)	(1,276,252)

Other expenses:
Interest expense	94,897	2,040
Loss from impairment of intangible assets (Note 4)	-	30,000
Total other expenses	94,897	32,040

Net loss	$(429,849)	$(1,308,292)

Basic and diluted loss per share	$(0.01)	$(0.06)

Weighted average number of
common shares outstanding - basic and diluted	31,831,312	21,073,331

The accompanying notes are an integral part of the consolidated interim financial statements.

Organic Alliance, Inc. and Subsidiary
Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(429,849)	$(1,308,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2,500	997,838
Depreciation expense	708	-
Stock-based compensation	8,716	8,716
Loss from impairment of intangible assets	-	30,000
Amortization of discount on notes payable	70,236	-
Accounts receivable	(464,879)	(3,221)
Due form factor	15,454	-
Prepaid expenses and other current assets	(9,306)	(3,927)
Accounts payable	735,220	17,516
Accrued expenses and other current liabilities	28,326	144,968
Net cash used in operating activities	(42,874)	(116,402)

Cash flows from financing activities
Proceeds from notes and loan payable	93,754	98,000
Proceeds from issuance of common stock	-	25,000
Principal payments for notes and loan payable	(51,000)	-
Net cash provided by financing activities	42,754	123,000

Net increase in cash	(120)	6,598
Cash - beginning of the period	231	250
Cash - end of the period	$111	$6,848

Supplemental disclosures:
Interest paid	$17,364	$-

The accompanying notes are an integral part of the consolidated interim financial statements.

Organic Alliance, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS AND OTHER MATTERS

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

The Company was formed on February 19, 2008 and was in development stage through the first quarter of 2009.  2009 was the first year during which it is considered an operating company. During the second quarter of 2009, the Company commenced its operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company's consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

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

Impairment of Long-Lived and Intangible Assets - Long-lived assets consist of property and equipment and intangible assets. Intangible assets were comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believes the carrying value of its AvocadoMan brand name will not be recoverable in the future and so recorded impairment loss of $30,000 during the three month ended March 31, 2009.

Debt Discount - Costs incurred with parties who are providing the actual financing, which generally include the value of shares of the Company’s common stock are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts is $70,236 for the three months ended March 31, 2010 and is included in interest expense.

Estimated Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes and loan payable. Management believes the estimated fair value of these financial instruments at March 31, 2010 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

Concentrations

•
Credit Risk - The Company maintains cash balances at various financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000.  At March 31, 2010, the Company’s cash did not exceed the FDIC insurance limit.

•
Major customers - The Company has four major customers, which accounted for approximately 69% of sales during three months ended March 31, 2010. The loss of any of these customers could adversely affect the Company's operations.

•
Major suppliers - The Company has three major suppliers, which accounted for approximately 52% of purchases during the three months ended March 31, 2010. The loss of any of these suppliers could adversely affect the Company's operations.

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

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2010 and December 31, 2009, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction, California and Texas. Tax returns for 2008 remain open for examination. The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  As a result of the implementation of accounting for any uncertain tax positions, the Company recognized no material adjustment in the liability for unrecognized income tax benefits at February 19, 2008. At March 31, 2010 and December 31, 2009, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2010 and December 31, 2009, no interest and penalties related to uncertain tax positions had been accrued.

Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful life of three years. At March 31, 2010, property and equipment was $6,611, included cost of $8,500, net of accumulated depreciation of $1,889. The depreciation expense was $708 for the three months ended March 31, 2010 and included in general and administrative expense on the consolidated statement of operations.

Share Based Compensation - The Company measures its share-based employee compensation arrangements at the estimated fair value on the date of grant and are recognized as an expense over the requisite service period (generally the vesting period).

The Company measures compensation associated with equity grants to non-employees based on the fair value of the equity instruments issued.  The measurement date to calculate the fair value of the equity instruments granted is based upon the date that the performance commitment has occurred.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Numerator:
Net loss - basic and diluted	$(429,849)	$(1,308,292)

Denominator:
Weighted average shares – basic	31,831,868	21,073,331

Effect of dilutive stock options and warrants	-	-

Denominator for diluted earnings per share	31,831,312	21,073,331
Loss per share
Basic	$(0.01)	$(0.06)

Diluted	$(0.01)	$(0.06)

At March 31, 2010 the Company stock options outstanding totaled 675,000. In addition, at March 31, 2010 and 2009, the Company’s warrants outstanding represented 6,000,168 common shares. Inclusion of the Company’s options and warrants in diluted loss per share for the year ended March 31, 2010 and 2009, have an anti-dilutive effect because the Company incurred a net loss from operations.

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

In June 2009 the SEC released “Update of codification of Staff Accounting Bulletins”. This update amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) (primarily codified into Topic 805 of FASB ASC) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) (primarily codified into Topic 810 of FASB ASC). This update is effective for the Company and will be utilized in conjunction with future business combinations and non-controlling interests.

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2010, the Company has a working capital deficit of approximately $2,028,000 and has accumulated losses of approximately $8,693,000 since its inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On January 7, 2009, the Company entered into an Asset Purchase Agreement with American Eagle Transport LLC to purchase The AvocadoMan brand and an order processing web software system for $30,000.  The purchase price was paid in November 2008.

During March 2009, the Company determined that The AvocadoMan brand had a zero fair value and so recorded impairment loss of $30,000. The Company's methodology to determine this impairment was based upon its assessment of future undiscounted cash flows and certain market-based assumptions.

5.	DUE FROM FACTOR

During April 2009, the company entered into an account receivable factoring facility with a financial service company specializing in short term financing facilities for produce companies with maximum borrowing of $1,500,000.

The financial service company advances 85% of qualified customer invoices to the Company and holds the remaining 15% as a reserve until the customer pays the financial services company.  The Company is charged .083% interest per day for all advances made to the Company.  Uncollectable customer invoices will be charged back to the Company.  At March 31, 2010, the advances from the factor amounted to approximately $24,000, which was offset against due from factor of approximately $28,000.  Advances from the factor are collateralized by substantially all assets of the Company.  (See Note 12)

6.	INCOME TAXES

The components of deferred tax assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Share based compensation	$2,177,000	$2,173,000
Start up costs	318,000	276,000
Net operating losses	651,000	501,000
Less: valuation allowance	(3,146,000)	(2,950,000)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset of $3,146,000 and $2,950,000 as of March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, the Company had net operating losses of approximately $1,600,000 that may be used to reduce future tax liabilities, including net operating losses of approximately $68,000 of NB Design at December 31, 2008 acquired per the Exchange Agreement. Such net operating losses expire through 2029 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

7.	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock, nor has any preferred stock been issued as of March 31, 2010.

8.	EQUITY TRANSACTIONS

Unregistered Sales of Equity Securities:

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

During March 2010, the Company issued Michael Rosenthal 50,000 unregistered shares of the Company's common stock for service to the Company.  The compensation expense of $2,500 recorded during the three months ended March 31, 2010.

Notes and loan payable

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $17,312 and $16,942 at March 31, 2010 and December 31, 2009, respectively.

During the fourth quarter of 2008 through March 31, 2010, Parker Booth, Chief Executive Officer, advanced the Company $556,660. The advances are evidenced by a promissory note that bears interest at 5% per annum.  The unpaid balance including accrued interest was $577,554 and $508,293 at March 31, 2010 and December 31, 2009, respectively.  The promissory notes with accrued interest are due on December 31, 2010. The December 10, 2009 promissory note also included the issuance of 2,668,747 shares of the Company’s common stock to Mr. Booth as a financing incentive. These shares have not been issued to Mr. Booth as of May 20, 2010.

In July 2009, an individual advanced the Company $50,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 166,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured on November 1, 2009. The Company issued 166,000 shares of the Company’s common stock during September 2009.  The unpaid balance including accrued interest was $51,788 and $51,171at March 31, 2010 and December 31, 2009, respectively. The note has not been paid off as of May 20, 2010.

In October and December 2009, Mike Rosenthal, Director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory notes also include the issuance of 900,000 shares of the Company’s common stock to Mr. Rosenthal as a financing incentive.  These shares were issued to Mr. Rosenthal in March 2010. The October and December 2009 notes are due on March 31, 2010 and June 30, 2010, respectively.  The unpaid balance including accrued interest was $132,726 and $131,123 at March 31, 2010 and December 31, 2009, respectively. The October note has not been paid back as of May 20, 2010.

In November 2009 and February 2010, Morrison Partners, LLC (Thomas Morrison, former CEO and Chairman of the Board is the President), advanced the Company $10,000 and $15,000, respectively, totaling $25,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The November promissory note also included the issuance of 55,400 shares of the Company’s common stock to Mr. Morrison as a financing incentive.  The December 2009 and February 2010 notes are due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance including accrued interest was $25,281 and $10,042 at March 31, 2010 and December 31, 2009, respectively. These shares have not been issued to Mr. Morrison as of May 20, 2010.

In December 2009, Dr. Corey Ruth, a former Director, advanced the Company $50,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The promissory note that matured on February 4, 2010, included the issuance of 200,000 shares of the Company’s common stock as financing incentive.  The loan was paid back in February 2010. The 200,000 shares of the Company’s common stock were issued to Dr. Ruth during March 2010. The unpaid balance including accrued interest $508 and $50,137 at March 31, 2010 and December 31, 2009, respectively.

During March, 2010, an employee of the Company loaned the Company $16,000 payable with interest at 5% which is due on demand. The Company repaid $1,000 of the loan during March 2010. The unpaid balance including accrued interest was $15,056 at March 31, 2010.

At March 31, 2010, notes payable was $717,109, net of $103,116 discount and includes the accrued interest of $28,565. At December 31, 2009, notes and loan payable was $594,356, net of $173,352 discount and include interest of $18,803. The Company amortized the discount using the effective interest rate method over the term of the promissory notes. The amortization of discount of $70,236 for the three months ended March 31, 2010, is included in interest expense on the consolidated statement of operations.

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

The fair value was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.15, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. The Company recognized compensation expense included in general and administrative expense on the consolidated statement of operations for the three months ended March 31, 2010 and December 31, 2009 for $8,716.

Options Summary:

A summary of option activity as of March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Remaining Contractual Term

Options
Outstanding, January 1, 2009	675,000	$0.51	3.88	-
Outstanding, March 31, 2010	675,000	$0.51	3.63	-

Exercisable, March 31, 2010	225,000	$0.51	3.63	-

A summary of the status of the Company's non-vested shares as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2010 and March 31, 2010	450,000	0.15

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At March 31, 2010 and 2009 the Company had 6,000,168 warrants outstanding with an exercise price of $1.00 and an expiration date of December 31, 2011 (See Note 1).

10.	RELATED PARTY TRANSACTIONS

Consulting agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a consultant and a shareholder of the Company. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At March 31, 2010 and December 31, 2009, the Company owed approximately $100,000 and $41,000, respectively related to above consulting services, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.  This contract expired on October 31, 2009 and was not renewed.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

From February 2008 through January 2009, the corporate office was in San Antonio, Texas.  The terms were $1,500 a month for one year.  In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office and terminated the lease in San Antonio after January 2009.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The Company is currently paying rent on a month to month basis.  Rent expense for the three months ended March 31, 2010 and 2009 was approximately $7,000 and $8,000, respectively.

12.	SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2009. Actual results could differ materially from these forward-looking statements. Organic Alliance, Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.

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

Stock-Based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.

Impairment of Long-Lived and Intangible Assets

Long-lived assets consist of property and equipment and intangible assets. Intangible assets are comprised of The AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believes the carrying value of its The AvocadoMan brand name will not be recover in the future and so recorded impairment loss of $30,000 for the three months ended March 31, 2009.

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

Debt Discount

Costs incurred with parties who are providing the actual long-term financing, which generally include the value of shares of the Company’s common stock are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts is $70,236 for the three months ended March 31, 2010 and is included in interest expense.

Results of Operations

Results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

For the period from inception (February 19, 2008) until March 31, 2009, we were a development stage company with little revenues. We began to earn revenues during March 2009 and recorded substantial revenues during the second quarter of 2009.

For the three months ended March 31, 2010 and 2009, net sales of $1,156,758 and $2,881, respectively were recorded.  During March 2009, we began selling organically and non-organically grown fruit and vegetables to our customers.

For the three months ended March 31, 2010 and 2009 cost of goods sold was $1,203,274 and $2,124, respectively.

For the three months ended March 31, 2010, gross loss was $46,516 compared to $757 gross margin for the three months ended March 31, 2009. Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.  Due to cash shortages during the three months ended March 31, 2010, we sold produce below cost.

            For the three months ended March 31, 2010, general and administrative (G&A) expenses of $288,436 compared to $1,277,009 for the three months ended March 31, 2009.  The decrease in G&A expenses of approximately $989,000 are primarily attributable to decreased stock compensation costs of approximately $995,000.  An increase in of approximately $20,000 for payroll expense was offset by an approximate decrease of $20,000 for professional fees.

For the three months ended March 31, 2010, operating loss was $334,952 compared to $1,276,252 for the three months ended March 31, 2009.

For the three months ended March 31, 2010 and 2009, other expense was $94,897 and 32,040, respectively.  The Company accrued interest expense of $9,762 and $2,040 on promissory notes and loan payable for the three months ended March 31, 2010 and 2009, respectively.   During the three months ended March 31, 2010 the Company recorded $70,236 as amortization of notes and loan payable discount related to a financing incentive. During the three months ended March 31, 2010, the Company also recorded interest expenses of $14,899 related to factor advances.  During the three months ended March 31, 2009 we write-off a deposit related to an intangible asset that was deemed impaired for $30,000.

For the three months ended March 31, 2010, net loss was $429,849 or $0.01 basic and diluted loss per share compared to $1,308,292 or $0.06 basic and basic and diluted loss per share for the three months ended March 31, 2009. The $878,443 decrease in net loss was primarily attributable to the decreased operating expenses described above.

Liquidity and Capital Resources

Our operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties and other. We will require additional sources of outside capital to continue our operations. We expect that our primary source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit.  During April 2010, we terminated our account receivable factoring facility with a financial services company. We are presently negotiating a factoring facility with a new financial services company.

Our financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period from inception (February 19, 2008) to March 31, 2010, we reported a net loss of $8,693,039.  Our ability to continue as a going concern is dependent upon achieving sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-Q do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to March 31, 2010, we received approximately $212,000 from the sale of our common stock. For the period from inception (February 19, 2008) to March 31, 2010, we received proceeds from the notes payable of $887,659 of which $96,000 has been paid back as of March 31, 2010.

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

Our contractual obligation consists of current notes and loan payable to an officer, related party and other.  Our total obligation was $820,225, including accrued interest of $28,565, for the notes at March 31, 2010.  As of May 20, 2010, we have not made any principal payments on these notes.

Net Cash Flows

For the three months ended March 31, 2010, net cash used in operating activities was $42,874 compared to $116,402 for three months ended March 31, 2009.  The decrease of $73,528 was attributable to payables offset by account receivable balance as we moved from a development stage company during the second quarter of 2009.

For the three months ended March 31, 2010, net cash provided by financing activities was $42,754 compared to $123,000 for three months ended March 31, 2009.  The increase of $80,246 was primarily related to the payoff of a loan from a director and no proceeds from the issuance of common stock for the three months ended March 31, 2010.

At March 31, 2010 and 2009, we had 675,000 stock options and 6,000,128 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.51 per share. The outstanding warrants have a weighted average exercise price of $1 per share. Accordingly, at March 31, 2010, the outstanding options and warrants represented a total of 6,675,128 shares issuable for a maximum of $6,344,378 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holder while the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days’ notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC. The 6,000,128 warrants have not been registered with the SEC as of the date of this Form 10-Q.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer/principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer /principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

All of the securities set forth below were issued by us pursuant to Section 4(2) of the Securities Act of 1933 as amended. All such shares issued contained a restrictive legend (unregistered) and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of our management, had access to all information related to us, were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.

(i)
During March 2010, directors were issued 1,850,000 unregistered shares of the Company’s common stock for director compensation and financing incentive.  These shares were valued from $0.08 to $0.13 per share.

(ii)	During April 2010, a consultant was issued 500,000 unregistered shares of the Company’s common stock for Investor relations. These shares were valued at $0.04 per share.

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

Date: May 20, 2010