Form 10-Q
period 2010-06-30
Organic Alliance, Inc.
filed 2010-08-25
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2010
Common stock, $0.0001 par value	34,816,610

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

The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on May 18, 2010.

Organic Alliance Inc. and Subsidiary
Consolidated Balance Sheet

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$111	$231
Accounts Receivable (Note 2)	138,225	104,518
Due from factor (Note 5)	-	18,908
Prepaid expenses and other current assets	40,710	7,632
Total current assets	179,046	131,289

Non-current assets
Property and equipment, net (Note 2)	5,902	7,319

Total Assets	$184,948	$138,608

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,452,383	$735,828
Accrued expenses and other current liabilities (Note 12)	475,045	411,236
Notes and loans, net of discount (Note 8)	817,295	594,356
Total current liabilities	2,744,723	1,741,420

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares; -0- shares issued
and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value, 60,000,000 shares
authorized, 32,316,610 and 27,299,943 shares outstanding as of
June 30, 2010 and December 31, 2009, respectively	3,232	2,730
Additional paid-in capital	6,812,946	6,657,648
Accumulated deficit	(9,375,953)	(8,263,190)
Total stockholders' deficiency	(2,559,775)	(1,602,812)

Total Liabilities and Stockholders' Deficiency	$184,948	$138,608

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$73,042	$1,174,661	$1,229,800	$1,177,542
Cost of Sales	69,647	1,144,705	1,289,846	1,146,829

Gross margin (loss)	3,395	29,956	(60,046)	30,713

General and administrative expenses	635,970	951,588	907,480	2,228,597

Operating Loss	(632,575)	(921,632)	(967,526)	(2,197,884)

Other expenses:
Interest expense	50,340	9,684	145,237	11,724
Loss from impairment of intangible asset (Note 4)	-	-	-	30,000
Total other expenses	50,340	9,684	145,237	41,724

Net loss	$(682,915)	$(931,316)	$(1,112,763)	$(2,239,608)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.03)	$(0.10)

Weighted average number of
common shares outstanding - basic and diluted	32,844,786	24,385,190	32,340,849	22,738,409

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss	$(1,112,763)	$(2,239,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	113,167	1,618,018
Depreciation Expense	1,417	-
Share-based compensation	17,432	17,432
Bad debt expense	8,007	-
Loss from impairment of intangible assets	-	30,000
Amortization on discount of note payable	108,604	710
Changes in assets and liabilities:
Accounts receivable	(41,714)	(531,994)
Due from factor	18,908	(44,756)
Prepaid expenses and other current assets	(17,078)	(30,132)
Accounts payable	716,555	769,448
Accrued expenses and other current liabilities	84,065	298,745
Net cash used in operating activities	(103,399)	(112,137)

Cash flows from financing activities
Proceeds from notes and loans payable	162,279	170,230
Proceeds from issuance of common stock	-	25,000
Principal payments on note and loans payable	(59,000)	-
Net cash provided by financing activities	103,279	195,230

Net increase (decrease) in cash	(120)	83,093
Cash - beginning of the period	231	250
Cash - end of period	$111	$83,343

Supplemental disclosures for non-cash financing activities:
Discount on notes payable	$9,200	$4,206

Issuance of common stock to consultants for services
to be provided over a one year term	$20,000	$-

Supplemental disclosures:
Interest paid	$16,380	$3,567

The accompanying notes are an integral part of these financial statements

Organic Alliance, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS AND OTHER MATTERS

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

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believes the carrying value of its AvocadoMan brand name will not be recoverable in the future and so recorded impairment loss of $30,000 during the three months ended March 31, 2009.

Debt Discount - Costs incurred with parties who are providing the actual financing, which generally include the value of shares of the Company’s common stock and warrants are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts is $108,604 and $38,368 for the six months and three months ended June 30, 2010, respectively, and is included in interest expense. Amortization expense related to the cost and discount was $710 for the six and three months ended June 30, 2009 and is included in interest expense.

Estimated Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes and loan payable. Management believes the estimated fair value of these financial instruments at June 30, 2010 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments.

Concentrations

•	Credit risk - The Company maintains cash balances at various financial institutions. Accounts at each financial institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000, at June 30, 2010, the Company's cash did not exceed the FDIC insurance limit.
•
Major customers - The Company has four major customers, which accounted for approximately 65% of sales during six months ended June 30, 2010. The Company has three major customers, which accounted for approximately 65% of sales during the three months ended June 30, 2010. The Company has four major customers, which accounted for approximately 88% of sales during the three months ended June 30, 2009. The loss of any of these customers could adversely affect the Company's operations.

•
Major suppliers - The Company has three major suppliers, which accounted for approximately 51% of purchases during the six months ended June 30, 2010. The Company has three major suppliers, which accounted for approximately 90% of purchases during the three months ended June 30, 2010. The Company has three major suppliers which accounted for approximately 91% of purchases during the three months ended June 30, 2009. The loss of any of these suppliers could adversely affect the Company's operations.

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

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2010 and December 31, 2009, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction, California and Texas. Tax returns for 2008 remain open for examination. The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  As a result of the implementation of accounting for any uncertain tax positions, the Company recognized no material adjustment in the liability for unrecognized income tax benefits at February 19, 2008. At June 30, 2010 and December 31, 2009, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2010 and December 31, 2009, no interest and penalties related to uncertain tax positions had been accrued.

Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful life of three years. At June 30, 2010, property and equipment was $5,902, included cost of $8,500, net of accumulated depreciation of $2,598. The depreciation expense was $1,417 and $709 for the six and three months ended June 30, 2010, respectively, and included in general and administrative expense on the consolidated statement of operations.

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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(682,915)	$(931,316)	$(1,112,763)	$(2,239,608)

Denominator:
Weighted average shares - basic	32,844,786	24,385,190	32,340,849	22,738,409

Effect of dilutive stock options and warrants	-	-	-	-

Denominator for diluted earnings per share	32,844,786	23.385,190	32,340,849	22,738,409

Loss per share:
Basic	$(0.02)	$(0.04)	$(0.03)	$(0.10)

Diluted	$(0.02)	$(0.04)	$(0.03)	$(0.10)

At June 30, 2010 the Company stock options outstanding totaled 675,000. In addition, at June 30, 2010 and 2009, the Company’s warrants outstanding represented 6,400,168 and 6,000,168, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the three and six months ended June 30, 2010 and for the three and six months ended June 30, 2009, have an anti-dilutive effect because the Company incurred a net loss from operations.

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2010, the Company has a working capital deficit of approximately $2,566,000 and has accumulated losses of approximately $9,376,000 since its inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

During April 2010, the Company terminated the account receivable factoring facility with a financial services company.

6.	INCOME TAXES

The components of deferred tax assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Share based compensation	$2,232,000	$2,173,000
Start up costs	312,000	276,000
Net operating losses	683,000	501,000
Less: valuation allowance	(3,227,000)	(2,950,000)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset of $3,227,000 and $2,950,000 as of June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, the Company had net operating losses of approximately $1,700,000 that may be used to reduce future tax liabilities, including net operating losses of approximately $68,000 of NB Design at December 31, 2008 acquired per the Exchange Agreement. Such net operating losses expire through 2029 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

7.	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock, nor has any preferred stock been issued as of June 30, 2010.

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

During February 2009, the Company compensated Thomas Morrison, former chief executive officer, with 2,500,000 unregistered shares of the Company’s common stock, Parker Booth, president, with 645,000 unregistered shares of the Company’s common stock and a financial consultant, with 2,000,000 unregistered shares of the Company’s common stock for service to the Company.  The Company also compensated three investor relations consultants with a total of 270,000 unregistered shares of the Company’s common stock.  The total compensation was valued at $487,350 or $0.09 per share based on the closing price of the Company’s common stock on the date of the shares issued.

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

During March 2010, the Company issued Michael Rosenthal 50,000 unregistered shares of the Company's common stock for service to the Company.  The compensation expense of $2,500 was recorded during the three months ended March 31, 2010.

During April 2010, a consultant was issued 500,000 fully vested unregistered shares of the Company’s common stock for investor relations consulting services to be provided over a one year term beginning April 18, 2010. The Company valued the transaction based on the fair value of its common stock on the date of issuance and will amortize the expense ratably over a one year term.  The compensation expense of $4,000 and a prepaid expense of $16,000 was recorded during the three months ended June 30, 2010.

During June 2010, a consultant was issued 2,666,667 unregistered shares of the Company’s common stock for investor relations services.  The compensation expense of $106,667 was recorded during the three months ended June 30, 2010.

During July 2010, a consultant was issued 2,500,000 unregistered shares of the Company’s common stock for investor relations.  The compensation expense of $30,500 was recorded at the date of grant.

Notes and loans payable

In September 2008, Earnest Mathis, a related party, advanced the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The unpaid balance including accrued interest was $17,686 and $16,942 at June 30, 2010 and December 31, 2009, respectively.  The note has not been paid off as of August 24, 2010.

During the fourth quarter of 2008 through June 30, 2010, Parker Booth, Chief Executive Officer, advanced the Company $605,185. The advances are evidenced by a promissory note that bears interest at 5% per annum.  The unpaid balance including accrued interest was $633,401 and $508,293 at June 30, 2010 and December 31, 2009, respectively.  The promissory notes with accrued interest are due on December 31, 2010. The December 10, 2009 promissory note also included the issuance of 2,668,747 shares of the Company’s common stock to Mr. Booth as a financing incentive. These shares have not been issued to Mr. Booth as of August 24, 2010. During August 2010, the Company announced receiving a new loan from Mr. Parker Booth, CEO, for $25,125 and consolidated his previous note dated April 21, 2010 into a single promissory note totaling $630,310 that pays interest at 5% and matures on December 31, 2010.

In July 2009, an individual advanced the Company $50,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory note includes the issuance of 166,000 shares of the Company’s common stock upon the maturity of the note as financing incentive. The promissory note matured on November 1, 2009. The Company issued 166,000 shares of the Company’s common stock during September 2009.  The unpaid balance including accrued interest was $52,411 and $51,171at June 30, 2010 and December 31, 2009, respectively. The note has not been paid off as of August 24, 2010.

In October and December 2009, Mike Rosenthal, Director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory notes also include the issuance of 900,000 shares of the Company’s common stock to Mr. Rosenthal as a financing incentive.  These shares were issued to Mr. Rosenthal in March 2010. The October and December 2009 notes matured on March 31, 2010 and June 30, 2010, respectively.  The unpaid balance including accrued interest was $134,347 and $131,123 at June 30, 2010 and December 31, 2009, respectively. Both notes have not been paid off as of August 24, 2010.

In November 2009 and February 2010, Morrison Partners, LLC (Thomas Morrison, former CEO and Chairman of the Board is the President), advanced the Company $10,000 and $15,000, respectively, totaling $25,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The November promissory note also included the issuance of 55,400 shares of the Company’s common stock to Mr. Morrison as a financing incentive.  The December 2009 and February 2010 notes are due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance including accrued interest was $25,592 and $10,042 at June 30, 2010 and December 31, 2009, respectively. These shares have not been issued to Mr. Morrison as of August 24, 2010. The December note has not been paid back as of August 24, 2010

In December 2009, Dr. Corey Ruth, a former Director, advanced the Company $50,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The promissory note matured on February 4, 2010, included the issuance of 200,000 shares of the Company’s common stock as financing incentive.  The loan was paid back in February 2010. The 200,000 shares of the Company’s common stock were issued to Dr. Ruth during March 2010. The unpaid balance including accrued interest was $508 and $50,137 at June 30, 2010 and December 31, 2009, respectively.

During March, 2010, an employee of the Company loaned the Company $16,000 payable with interest at 5% which is due on demand. The Company repaid $1,000 of the loan during March 2010 and $8,000 during April 2010. The unpaid balance including accrued interest was $7,153 at June 30, 2010.

In May 2010, an individual advanced the Company $20,000 bearing interest at 6% per annum.  As a financing incentive, the promissory note includes warrants to purchase 400,000 shares of the Company’s common stock at $0.05 per share.  The warrants expire in November 2011. The Company allocated the $20,000 proceeds based on the fair value proportion of the debt and warrants at issuance and recorded a $9,200 discount. The value of the warrants was calculated using the Black-Scholes method. The promissory note matures on November 17, 2010. The unpaid balance including accrued interest was $20,146 at June 30, 2010.

At June 30, 2010, notes payable was $817,295, net of $73,949 discount and includes the accrued interest of $39,059. At December 31, 2009, notes and loan payable was $594,356, net of $173,352 discount and include interest of $18,803. The Company amortized the discount using the effective interest rate method over the term of the promissory notes. The amortization of discount for the three months ended June 30, 2010 and 2009 was approximately $38,368 and $710, respectively.  The amortization of discount for the six months ended June 30, 2010 and 2009 was approximately $108,604 and $710, respectively, is included in interest expense on the consolidated statement of operations.

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

The fair value was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.15, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. The Company recognized compensation expense included in general and administrative expense on the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 for $8,716 and $17,432, respectively.

Options Summary:

A summary of option activity as of June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value

Options
Outstanding, January 1, 2010	675,000	$0.51	3.88	-
Outstanding, June 30, 2010	675,000	$0.51	3.38	-

Exercisable, June 30, 2010	225,000	$0.51	3.38	-

A summary of the status of the Company's non-vested shares as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2010 and June 30, 2010	450,000	0.15

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At June 30, 2009 the Company had 6,000,168 warrants outstanding with an exercise price of $1.00 and an expiration date of December 31, 2011 (See Note 1).

At June 30, 2010 had the following warrants outstanding:

# Of Warrants	Exercise Price	Expiration Date

6,000,168	$1.00	December 31, 2011
400,000	$0.05	November 17, 2011
6,400,168

10.	RELATED PARTY TRANSACTIONS

Consulting agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a consultant and a shareholder of the Company. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At June 30, 2010 and December 31, 2009, the Company owed approximately $100,000 and $41,000, respectively related to above consulting services, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.  This contract expired on October 31, 2009 and was not renewed.

On April 22, 2010, Tom Morrison, Non-Executive Chairman of the Board of Directors, informed the management of the Company that he was retiring from his position as the Company's Chairman.  The retirement was effective immediately. In connection with his retirement, Mr. Morrison gratuitously reconveyed to the Company for cancellation 1,500,000 shares of the Company’s common stock that was previously granted to him as compensation. The Company is in the process of cancelling these shares.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

From February 2008 through January 2009, the corporate office was in San Antonio, Texas.  The terms were $1,500 a month for one year.  In December 2008 the Company opened a new office in Salinas, California and moved the Corporate Office and terminated the lease in San Antonio after January 2009.  The Salinas lease for $2,230 per month terminated on December 31, 2009.  The Company is currently paying rent on a month to month basis.  Rent expense for the three months ended June 30, 2010 and 2009, was approximately $7,000. Rent expense for the six months ended June 30, 2010 and 2009, was approximately $14,000 and $15,000, respectively.

Settlement

The Company reached a settlement with an executive search company on June 3, 2010 that fully releases the Company from all claims arising from a lawsuit. The Company engaged the executive search company in 2008 to assist with the hiring of its Chief Executive Officer and as a part of the agreement charged the Company $90,000 for its services. The Company has included the $90,000 in its accounts payable since October 2008, accruing interest based on the original terms of the agreement. Based on terms of the settlement the Company will pay $97,275 which includes $7,275 accrued interest through March 31, 2010 plus a 7% interest charge per annum for the remaining balance. Payments of $15,000 will be made each month beginning June 21, 2010. The Company has not made any payments related to settlement as of August 24, 2010. The Company owes $98,850 at June 30, 2010 related to this settlement which is included in accounts payable.

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2010	December 31, 2009
Due to related party (Note 10)	$100,000	$100,000
Bank overdraft	45,684	5,535
Payroll and payroll taxes payable	329,361	265,161
Other accrued liabilities	-	40,540
	$475,045	$411,236

13.	SUBSEQUENT EVENTS

On June 18, 2010 the Company signed an 8% $25,000 convertible promissory note with a maturity date of March 21, 2011. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the notes as 51% multiplied by the average of the lowest three trading prices for the Company's common stock during the ten trading day period ending one trading day prior to the date of conversion. The Company received the $25,000 proceeds in July 2010.

In August 2010, the Company signed a consulting agreement with a consultant for one year term starting August 2, 2010. The consulting services include financial advisory, strategic business planning and investor and public relations services. The compensation to consultant includes convertible preferred stock which at the final determination date will be converted into shares of the common stock of the Company equivalent to 25% of outstanding common shares, as defined in the agreement.

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

Debt Discount

Costs incurred with parties who are providing the actual long-term financing, which generally include the value of shares of the Company’s common stock and warrants are reflected as a debt discount. These discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts is $108,604 and $38,368 for the six and three months ended June 30, 2010 and is included in interest expense.

Results of Operations

Results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

For the period from inception (February 19, 2008) until March 31, 2009, we were a development stage company with little revenues. We began to earn revenues during March 2009 and recorded substantial revenues during the second quarter of 2009.

For the three months ended June 30, 2010 net sales of $73,042 compared to $1,174,661, for the three months ended June 30, 2009.  The $1,101,619 or 94% decrease is primarily attributable to our lack of capital to purchase produce.

For the three months ended June 30, 2010, cost of goods sold was $69,647 compared to $1,144,705 cost of goods sold for the three months ended June 30, 2009.

For the three months ended June 30, 2010, gross margin was $3,395 compared to $29,956 gross margin for the three months ended June 30, 2009. Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the three months ended June 30, 2010, general and administrative (G&A) expenses of $635,970 compared to $951,588 for the three months ended June 30, 2009.  The decrease in G&A expenses of $315,618 or 50% are primarily attributable to decreased stock compensation costs of approximately $508,000 for executive, director and financing compensation. An increase of approximately $250,000 of professional fees primarily related to increased accounting fees and other offset by decreased payroll expense of approximately $58,000.

For the three months ended June 30, 2010, operating loss was $632,575 compared to $921,632 for the three months ended June 30, 2009.

For the three months ended June 30, 2010, other expense was $50,340 compared to of $9,684 for three months ended June 30, 2009.  The Company accrued interest expense of $10,494 and $3,112 on notes and loans payable for the three months ended June 30, 2010 and 2009, respectively.  The interest expense for the three months ended June 30, 2010 and 2009 also includes $38,368 and $710, respectively, amortization of discount on notes payable and $1,478 and $5,861, respectively, related to factor advances.

For the three months ended June 30, 2010, net loss was $682,915 or $0.02 basic and basic and diluted loss per share compared to $931,316 or $0.04 basic and basic and diluted loss per share for the three months ended June 30, 2009. The $252,482 or 27% decrease in net loss was primarily attributable to the factors described above.

Results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

For the period from inception (February 19, 2008) until March 31, 2009, we were a development stage company with little revenues. We began to earn significant revenues during second quarter of 2009 and therefore we are no longer reporting as a development stage company.

For the six months ended June 30, 2010, net sales of $1,299,800 were recorded compared to revenue of $1,177,542 revenue for the six months ended June 30, 2009. The $122,258 or 10% increase is primarily attributable no sales in the first quarter of 2009 as we emerged from the development stage.  Our lack of capital to purchase produce has significantly reduced our sales growth.

For the six months ended June 30, 2010, cost of goods sold was $1,289,846 compared to $1,146,829 cost of goods sold for the for the six months ended June 30, 2009.

For the six months ended June 30, 2010, gross loss was $60,046 compared to $30,713 gross margin for the six months ended June 30, 2009. Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue. Due to cash shortage during the six months ended June 30, 2010, we sold produce below cost.

For the six months ended June 30, 2010, general and administrative (G&A) expenses of $907,480 compared to $2,228,597, for the six months ended June 30, 2009. The decrease in G&A expenses of $1,321,117 or 59% are primarily attributable to decreased stock compensation costs of approximately $1,503,000.  An increase of approximately $201,000 of professional fees was offset by a decrease in payroll expense of approximately $19,000.

For the six months ended June 30, 2010, operating loss $967,526 was compared to $2,197,884 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, other expense was $145,237 compared to other net expense of $41,724 for the six months ended June 30, 2009. The Company recorded interest expense of $20,253 and $11,724 on notes and loans payable for the six months ended June 30, 2010 and 2009, respectively.  The interest expense for the six months ended June 30, 2010 and 2009 also includes $108,604 and $710, respectively, amortization of discount on notes payable and $16,380 and $5,861, respectively, related to factor advances. During the six months ended June 30, 2009 we wrote off a deposit related to an intangible asset that was deemed impaired for $30,000.

For the six months ended June 30, 2010, net loss was $1,112,763 or $0.03 basic and basic and diluted loss per share compared to $2,239,608 or $0.10 basic and basic and diluted loss per share for the six months ended June 30, 2009. The $1,130,925 or 51% decrease in net loss was primarily attributable to the factors described above.

Liquidity and Capital Resources

Our operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties and other services. We will require additional sources of outside capital to continue our operations. We expect that our primary source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit.  During April 2010, we terminated our account receivable factoring facility with a financial services company.

Our financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period from inception (February 19, 2008) to June 30, 2010, we reported accumulated losses of approximately $9,376,000  Our ability to continue as a going concern is dependent upon achieving sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-Q do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to June 30, 2010, we received approximately $212,000 from the sale of our common stock. For the period from inception (February 19, 2008) to June 30, 2010, we received proceeds from the notes payable of $956,185 of which $104,000 has been paid back as of June 30, 2010.

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

Our contractual obligation consists of current notes and loan payable.  Our total obligation was $891,244, including accrued interest of $39,059, for the notes at June 30, 2010.  As of August 24, 2010, we have not made any principal payments on these notes.

On June 18, 2010 the Company signed an 8% $25,000 convertible promissory note with a maturity date of March 21, 2011. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the notes as 51% multiplied by the average of the lowest three trading prices for the Company's common stock during the ten trading day period ending one trading day prior to the date of conversion. The Company received the $25,000 proceeds in July 2010.

Net Cash Flows

For the six months ended June 30, 2010, net cash used in operating activities was $103,399 compared to $112,137 for six months ended June 30, 2009.  The decrease of $8,738 or 8% as improvements in account receivable were offset by accounts payable, accrued expense and other.

For the six months ended June 30, 2010, net cash provided by financing activities was $103,279 compared to $195,230 for six months ended June 30, 2009.  The decrease of $91,951 was primarily related to the payoff of a loan from a director and no proceeds from the issuance of common stock for the six months ended June 30, 2010.

At June 30, 2010 and 2009, we had 675,000 stock options and 6,400,128 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.51 per share. The outstanding warrants have a weighted average exercise price of $1 per share. Accordingly, at June 30, 2010, the outstanding options and warrants represented a total of 7,075,128 shares issuable for a maximum of $6,364,378 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holder while the holders of at least 80% of the Warrants agreed to a call provision by us on 10 days’ notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC. The 6,000,128 warrants have not been registered with the SEC as of the date of this Form 10-Q.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer/principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer /principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

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

During April 2010, the Company was served with two lawsuits for past due liabilities of the Company.  The first lawsuit was Executive Dynamics Search, Inc., plaintiff, vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest. The suit was filed in the Superior Count of California, case number 37-2010-00053560-CU-BC-NC.  Executive Dynamics Search, Inc. provided executive placement services to the Company. The Company reached a settlement with an executive search company on June 3, 2010 that fully releases the Company from all claims arising from a lawsuit. The Company engaged the executive search company in 2008 to assist with the hiring of its Chief Executive Officer and as a part of the agreement charged the Company $90,000 for its services. The Company has included the $90,000 in its accounts payable since October 2008, accruing interest based on the original terms of the agreement. Based on terms of the settlement the Company will pay $97,275 which includes $7,275 accrued interest through March 31, 2010 plus a 7% interest charge per annum for the remaining balance. Payments of $15,000 will be made each month beginning June 21, 2010. The Company has not made any payments related to settlement as of August 24, 2010. The Company owes $98,850 at June 30, 2010 related to this settlement which is included in accounts payable.The second lawsuit was Full Circle Sales, Inc, plaintiff, vs. Organic Alliance, Inc., defendant, for approximately $257,000 plus attorney fees and interest. The suit was filed in the United States District Count for the Northern District of California, case number CV10-01615. Full Circle Sales, Inc. is a produce supplier of the Company.

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

(ii)	During April 2010, a consultant was issued 500,000 unregistered shares of the Company’s common stock for Investor relations. These shares were valued at $0.04 per share.
(iii)	During June 2010, a consultant was issued 2,666,667 unregistered shares of the Company’s common stock for Investor relations. These shares were valued at $0.04 per share.
(iv)	During July 2010, a consultant was issued 2,500,000 unregistered shares of the Company’s common stock for Investor relations. These shares were valued at $0.012 per share.

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

Date: August 24, 2010