Form 10-Q
period 2010-09-30
Organic Alliance, Inc.
filed 2012-06-18
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 18, 2012
Common stock, $0.0001 par value	11,032,593

ORGANIC ALLIANCE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organic Alliance Inc.
Condensed Consolidated Balance Sheet
	September 30, 2010	December 31, 2009
	unaudited	audited
Assets
Current assets:
Cash	$23,281	$231
Accounts receivable, net of allowance for doubtful accounts of $53,007
and $12,090 at September 30, 2010 and December 31, 2009, respectively	41,421	104,518
Due from factor	-	18,908
Prepaid expenses and other current assets	29,438	7,632
Total current assets	94,140	131,289

Non-current assets:
Property and equipment, net	5,194	7,319

Total Assets	$99,334	$138,608

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,462,594	$735,828
Accrued expenses and other current liabilities	680,403	411,236
Derivative liabilities	180,830	-
Notes payable to related parties and other, net of discounts	854,725	594,356
Total current liabilities	3,178,552	1,741,420

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares authorized; -0- shares issued
and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value, 100,000,000 and 3,000,000 shares authorized, 1,683,255 and 1,364,997 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	168	136
Additional paid-in capital	6,776,220	6,660,242
Accumulated deficit	(9,855,606)	(8,263,190)
Total stockholders' deficiency	(3,079,218)	(1,602,812)

Total Liabilities and Stockholders' Deficiency	$99,334	$138,608

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20:1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements.

Organic Alliance Inc.
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$44,709	$2,377,632	$1,274,509	$3,555,174
Cost of sales	35,559	2,341,391	1,308,480	3,488,220

Gross margin (loss)	9,150	36,241	(33,971)	66,954

General and administrative expenses	$324,078	$519,249	$1,250,692	$2,747,845

Operating loss	(314,928)	(483,008)	(1,284,663)	(2,680,891)

Other (income) expense:
Interest expense	57,467	49,620	200,495	61,344
Change in fair value of derivative liability	107,259	-	107,259	-
Loss from impairment of intangible asset	-	-	-	30,000
Total net other expenses	164,726	49,620	307,754	91,344

Net loss	$(479,654)	$(532,628)	$(1,592,417)	$(2,772,235)

Basic and diluted loss per share	$(0.26)	$(0.39)	$(0.94)	$(2.28)

Weighted average number of
common shares outstanding - basic and diluted	1,823,739	1,368,454	1,686,698	1,214,946

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20:1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net loss	$(1,592,417)	$(2,772,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	11,502	1,709,806
Depreciation expense	2,125	472
Share-based compensation	26,308	26,148
Gain on extinguishment of debt	(9,952)	-
Change in fair value of derivative liability	107,259	-
Provision for doubtful accounts	40,917	-
Loss from impairment of intangible assets	-	30,000
Amortization on discount of note payable	154,679	20,250
Changes in operating assets and liabilities:
Accounts receivable	22,180	(837,749)
Due from factor	18,908	(71,055)
Prepaid expenses and other current assets	(10,806)	(5,289)
Accounts payable	726,766	1,249,479
Accrued expenses and other current liabilities	300,807	339,285
Net cash used in operating activities	(201,724)	(310,889)

Cash flows from investing activities:
Purchase of equipment	-	(8,500)
Net cash used in investing activities	-	(8,500)

Cash flows from financing activities
Proceeds from notes and loans payable	286,649	427,230
Proceeds from issuance of common stock	-	25,000
Principal payments on note payable	(61,875)	(45,000)
Net cash provided by financing activities	224,774	407,230

Net increase in cash	23,050	87,841
Cash - beginning of the period	231	250
Cash - end of the period	$23,281	$88,091

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$90,771	$26,268

Issuance of common stock to consultants for services
to be provided over a one year term	$888,724	$-

Supplemental disclosures:
Interest paid	$19,825	$26,134

The accompanying notes are an integral part of these financial statements

1.	NATURE OF BUSINESS
Organic Alliance, Inc. ("OAI" or the "Company") is a sales and marketing distribution company that supplies conventional, organic, natural, and Fair Trade food products to the global market.  OAI works directly with growers while also contracting farming production domestically and abroad to vertically integrate supply chains, reduce costs and provide a high degree of control over quality, food safety and production sustainability.

History - NB Design & Licensing, Inc., (“NB Design”) was organized in September 2001.  The former parent, New Bridge Products, Inc., was originally incorporated in August 1995 as a manufacturer of minivans and filed a petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Its Plan of Reorganization was approved by the U.S. Bankruptcy Court for the District of Arizona in September 2002 and NB Design was discharged from bankruptcy in October 2002.   NB Design was inactive from October 2002 to April 29, 2008.

Organic Alliance Inc., a Texas corporation, (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables.  During the second quarter of 2009, it ceased being a development stage company when it commenced its operations.

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock of Organic Texas for 464,999 shares of the NB Design’s common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design.  The Company operates in California.

The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the Securities and Exchange Commission’s (“SEC”) Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas is the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Securities Exchange, NB Design issued 464,999 shares of the Company’s Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 50,001 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $40.00, $40.00, $80.00, $80.00, $120.00 and $120.00, respectively, at any time until December 31, 2008.  As a condition to close the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $20.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011. As of December 31, 2011, all these warrants expired unexercised. In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by the Company on 10 days’ notice to them if (i) the bid price of the Company’s common stock is quoted at $25.00 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of the date of this Form 10-Q the common shares underlying the warrants were not registered with the SEC.

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc.  On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.  All references throughout the annual report to “Organic Alliance, Inc.” or the “Company” refers to the combined operations for Organic Alliance, Inc., a Nevada Corporation, and its wholly owned subsidiary, Organic Texas.

During November 2010, the Company increased the number of authorized shares of common stock from three million shares to 100 million shares.

On February 14, 2011, the Company executed a 20:1 reverse split relating to its common stock.  All shares of the Company’s common stock have been retroactively restated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company's unaudited condensed consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business and in accordance with the instructions for Form 10-Q and article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on May 18, 2010.

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include but are not limited to, realization of deferred tax assets, allowance for doubtful accounts and assumptions used in share based payment transactions.  Actual results could differ from those estimates.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly owned subsidiary, Organic Texas. Inc. (collectively, the "Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held no inventory as of September 30, 2010 and December 31, 2009, respectively.

Impairment of Long-Lived and Intangible Assets - Long-lived assets consist of property and equipment and intangible assets. Intangible assets were comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believed the carrying value of its AvocadoMan brand name will not be recoverable in the future and so it recorded an impairment loss of $30,000 during the nine months ended September 30, 2009.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes”.  Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. At September 30, 2010 and December 31, 2009, the Company had a full valuation allowance against its deferred tax assets. As of September 30, 2010 and December 31, 2009, no liability for unrecognized tax benefits was required to be reported.

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the notes payable issued approximate fair value as of the balance sheet date presented, because interest rates and other terms on these instruments approximate terms currently available on similar instruments.

Derivative Financial Instruments - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of the Company’s financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Share Based Compensation - The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718.  Share-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions, including the expected life of the option, and such assumptions can materially affect the fair value estimate.  The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model.  The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

The fair value of share-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges for the nine months ended September 30, 2010, and 2009:

	2010	2009
Risk-free interest rate	.66% - 2.32%	2.31%
Dividend yield	N/A	N/A
Expected volatility	246.3% - 335.1%	246.3%
Expected life in years	1.5-5	5

Concentrations

•
Credit Risk - The Company maintains cash balances at various high quality federally insured financial institutions, with balances at times, in excess of federally insured limits.  Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose a minimum credit risk. The Company has not experienced any losses in such accounts.

•
Major customers - The Company has three and four major customers, which accounted for approximately 98% and 75% of sales during three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, the total sales comprised of customer A 57%, customer B 26% and customer C 14% compared to the three months ended September 30, 2009, comprised of customer H 32%, customer I 20%, customer J 13% and customer K 11%.  The Company has four major customers, which accounted for approximately 61% and 80% of sales during nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the total sales comprised of customer D 18%, customer E 17%, customer E 15% and customer G 12% compare to the nine months ended September 30, 2009, comprised of customer H 27%, customer K 22%, customer I 15% and customer J 15%. The loss of any of these customers could adversely affect the Company's operations.

•
Major receivables - The Company has two major receivables at September 30, 2010 comprised of customer F 81% and B 12% compared to three major receivables at September 30, 2009, comprised of customer H 39%, customer K 16%, customer I 13% and customer E 13%.

•
Major suppliers - The Company has two and three major suppliers, which accounted for approximately 88% and 57% of purchases during three months ended September 30, 2010 and 2009, respectively. The Company has three major suppliers, which accounted for approximately 48% and 60% of purchases during nine months ended September 30, 2010 and 2009, respectively.  The loss of any of these suppliers could adversely affect the Company's operations.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.   In computing net loss per share, the 74,850 warrants outstanding having an insignificant exercise price are deemed to be outstanding common stock.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Potential common shares consist of 353,758 and 333,758 common shares issuable upon exercise of stock options and warrants using the treasury stock method for the nine month period ended September 30, 2010 and 2009, respectively.

At September 30, 2010 and 2009, the Company stock options outstanding totaled 33,750. In addition, at September 30, 2010 and 2009, the Company’s warrants outstanding totaled 320,008 and 300,008, respectively. The Company’s options and warrants were excluded in diluted loss per share for the three and nine months ended September 30, 2010 and for the three and nine months ended September 30, 2009, since the Company incurred a net loss from operations and these options and warrants have an anti-dilutive effect.

Recently Issued Accounting Standards

In June 2009 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets” — an amendment of SFAS No. 140” (“SFAS 166”)”, (primarily codified into Topic 860 of FASB ASC). This statement removes the concept of a qualifying special-purpose entity which was primarily codified into Topic 810 of FASB ASC, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this policy did not have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS 167”), (primarily codified into ASC Topic 810). This statement requires an analysis of existing investments to determine whether variable interest or interests gives the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. This statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this policy did not have a material impact on the Company’s consolidated financial statements or disclosures.

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Measurements”, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company is currently evaluating the impact of the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted provisions of ASU 2009-06 that were affective after December 15, 2009 and the application of those provisions impacted disclosures only in the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had impacted disclosures only in the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

3.	GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2010, the Company has limited cash, a working capital deficit of approximately $3,084,000 and has accumulated losses of approximately $9,856,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of growing high margin revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company does not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

4.	DUE FROM FACTOR

During April 2009, the Company entered into an accounts receivable factoring facility with a financial services company specializing in short term financing facilities for produce companies with maximum borrowing of $1,500,000.

The financial services company advances 85% of qualified customer invoices to the Company and holds the remaining 15% as a reserve until the customer pays the financial services company.  The Company is charged .083% interest per day for all advances made to the Company.  Uncollectable customer invoices will be charged back to the Company.  At December 31, 2009, the advances from the factor amounted to approximately $136,000, which was offset against due from factor of approximately $155,000. Advances from the factor are collateralized by substantially all assets of the Company.

During April 2010, the financial services company ceased operations and accordingly, was no longer able to advance funds to the Company.

5.	PREFERRED STOCK

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of common stock of the Company equivalent to 25% of outstanding common shares, as defined in the agreement.  The consultant elected to receive common stock directly as compensation.  The Company calculated the number of common shares owed at 4,169,638 with a value of approximately $869,000.  This amount will be amortized over the term of the agreement.  Compensation expense of $142,912 was recorded for the three and nine months ended September 30, 2010, in the accompanying condensed statements of operations.  During March 2011, 695,930 shares were issued to the consultant; the remaining 3,473,708 shares of common stock have not been issued as of June 18, 2012.

6.	EQUITY TRANSACTIONS

Sales of Equity Securities:

During August 2009, Mike Rosenthal and Mark Klein joined the Company’s Board of Directors. Both were to each receive 17,500 shares of the Company's common stock upon appointment to the board. These shares were issued in March 2010. The total compensation was valued at $91,000 or $2.60 per share based on the closing price of the Company’s common stock on the date of the agreement.

During September 2009, the Company issued 525 shares of common stock to an individual to become part of our medical advisory board. These shares were valued at $788 or $1.50 per share based on the closing price of the Company’s common stock on the date of the agreement.

During March 2010, the Company issued to Michael Rosenthal, director, 2,500 shares of the Company's common stock for services to the Company, which was recorded as compensation expense of $2,500 or $1.00 per share during March, 2010.  The Company valued its shares at fair value on the date of issuance.

During April 2010, a consultant was issued 25,000 fully vested shares of the Company’s common stock for investor relations consulting services to be provided over a one year term beginning April 18, 2010. The Company valued the transaction based on the fair value of its common stock on the date of issuance and will amortize the expense ratably over a one year term.  The compensation expense of $5,000 and $9,000 was recorded during the three and nine months ended September 30, 2010, respectively. A prepaid expense of $11,000 was recorded at September 30, 2010.

During June 2010, a consultant was issued 133,333 shares of the Company’s common stock for investor relations services.  A compensation expense of $106,667 was recorded during the three months ended June 30, 2010.  On August 27, 2010, this agreement and the 133,333 shares were canceled. The compensation expense of $106,667 was reversed during the three months ended September 30, 2010.

7.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and other, net of discounts consists of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

N Notes Payable (net of Financing Discount of $6,831 at September 30, 2010) (A)	$27,651	$51,171
Notes Payable – Related Parties (net of Financing Discount of $ 32,786 at September 31, 2010 and $173,352 at December 31, 2009) (B)	818,011	543,185
Convertible Notes Payable (net of Derivative Debt Discount of $69,828 at September 30, 2010) (C)	9,063	0
Total	$854,725	$594,356

(A)	Notes Payable

In July 2009, an individual advanced to the Company $50,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The advance provides for the issuance of 8,300 shares of the Company’s common stock upon the maturity of the note as a financing incentive. The promissory note matured on November 1, 2009. The Company issued the 8,300 shares of the Company’s common stock during September 2009.  The Company recorded an aggregate debt discount of $9,968 to the face value of the notes based upon the relative fair values of the notes and the common stock. The discount is being accreted over the life of the note which amounted to $9,968 for the year ended December 31, 2009, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The unpaid balance including accrued interest was $51,171 at December 31, 2009.   On July 7, 2010, the Company issued 125,000 shares of the Company’s common stock to pay off the promissory note including interest in full.  The carrying value of the promissory notes including interest approximated the value of the shares issued.

 In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum.  As a financing incentive, the individual received warrants to purchase 20,000 shares of the Company’s common stock at $1.00 per share.  The warrants expire in November 2011.  The relative fair value of the warrants was estimated at $9,200 using the Black-Scholes method and has been recorded as a debt discount on the condensed consolidated balance sheet as of September 30, 2010.  The discount is being accreted over the life of the note which amounted to $1,546 and $2,369 for the three and nine months ended September 30, 2010 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations.  The promissory note matured on November 17, 2010. The unpaid balance, including accrued interest, was $20,447 at September 30, 2010. The note has not been paid back as of June 18, 2012.

On September 17, 2010, an individual loaned to the Company $14,000. The loan bears interest at 7% and is due on demand.  The unpaid balance, including accrued interest, was $14,035 at September 30, 2010. The loan has not been paid back as of June 18, 2012.

(B)	Notes Payable – Related Parties

In September 2008, Earnest Mathis, a related party, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The promissory note matured on September 13, 2009.  The unpaid balance, including accrued interest, was $18,064 and $16,942 at September 30, 2010 and December 31, 2009, respectively.  The note has not been paid off as of June 18, 2012.

During the fourth quarter of 2008 through September 30, 2010, Parker Booth, Chief Executive Officer, advanced the Company operating funds, of which an aggregate amount of $111,280 and $405,405 was advanced during 2010 and 2009, respectively.  The advances are evidenced by promissory notes bearing interest at 5% per annum.  The unpaid balance including accrued interest was $638,609 and $508,293 at September 30, 2010 and December 31, 2009, respectively.  The promissory notes with accrued interest were due on December 31, 2010. The December 10, 2009 advance provided for the issuance of 133,437 shares of the Company’s common stock as a financing incentive. The Company recorded a debt discount of $137,914 to the face value of the note based upon the relative fair values of the note and the common stock. The discount is being accreted over the life of the note which amounted to $32,785 and $97,288 for the three and nine months ended September 30, 2010 and is included as a component of interest expense in the accompanying condensed consolidated statements of operations.  On August 13, 2010, the Company consolidated the previous note dated April 21, 2010 into a single promissory note totaling $605,185 that pays interest at 5% and matured on December 31, 2010.  Between August 13, 2010 and September 30, 2010, Mr. Booth was paid $2,875 that reduced the outstanding balance of his promissory note.  On November 4, 2010, Mr. Booth purchased 940,977 shares of our common stock for a purchase price of $376,391 to retire a portion of his promissory note.  The promissory note outstanding balance was reduced by an amount equal to the purchase price. Between September 30, 2010 and February 18, 2011, Mr. Booth was paid $401 that reduced the outstanding balance of his promissory note.  On February 18, 2011, Mr. Booth purchased 3,858,574 shares of our common stock for a purchase price of $231,514 to retire all of his promissory note and $5,996 of the accrued interest.

In October and December 2009, Michael Rosenthal, director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The notes matured on March 31, 2010 and June 30, 2010, respectively.  The advances provide for the issuance of 45,000 shares of the Company’s common stock as a financing incentive.  The Company recorded an aggregate debt discount of $55,940 to the face value of the notes based upon the relative fair values of the notes and the common stock. The discount is being accreted over the life of the note which amounted to $0 and $33,208 for the three and nine months ended September 30, 2010 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations.  These shares were issued to Mr. Rosenthal in March 2010. The unpaid balance, including accrued interest, was $135,985 and $131,123 at September 30, 2010 and December 31, 2009, respectively. On November 4, 2010, Mr. Rosenthal purchased 235,243 shares of the Company’s common stock for a purchase price of $94,098 to retire a portion of his promissory note.  The October 2009 $100,000 promissory note was reduced by an amount equal to the purchase price. On February 18, 2011, Mr. Rosenthal purchased 964,643 shares of the Company’s common stock for a purchase price of $57,879 to retire the remaining portion his promissory notes plus accrued interest of $7,091.  The purchase price of the Company’s common stock exceeded the remaining portion of promissory notes plus accrued interest by $14,886. This amount is recorded as compensation expense in 2011.

In November 2009 and February 2010, Morrison Partners, LLC (Thomas Morrison, former CEO and Chairman of the Board is the President), advanced to the Company $10,000 and $15,000, respectively, totaling $25,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The November advance provides for the issuance of 2,770 shares of the Company’s common stock as a financing incentive.  The Company recorded a debt discount of $2,935 to the face value of the note based upon the relative fair values of the note and the common stock. The discount is being accreted over the life of the note which amounted to $0 and $2,494 for the three and nine months ended September 30, 2010 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations.  The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $25,907 and $10,042 at September 30, 2010 and December 31, 2009, respectively. The shares have not been issued to Mr. Morrison as of June 18, 2012. The note has not been paid back as of June 18, 2012.

In December 2009, Dr. Corey Ruth, a former director, advanced to the Company $50,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The promissory note matured on February 4, 2010. The advance provided for the issuance of 10,000 shares of the Company’s common stock as a financing incentive.  The Company recorded a debt discount of $12,121 to the face value of the note based upon the relative fair values of the note and the common stock. The discount is being accreted over the life of the note which amounted to $0 and $7,575 for the three and nine months ended September 30, 2010 and is included as a component of interest expense in the accompanying condensed consolidated statement of operations.  The note principal was paid back in February 2010. The 10,000 shares of the Company’s common stock were issued to Dr. Ruth during March 2010. The unpaid balance, including accrued interest, was $0 and $50,137 at September 30, 2010 and December 31, 2009, respectively.

During March, 2010 and September 2010, an employee of the Company loaned to the Company $16,000 and $24,990, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes. The unpaid balance including accrued interest was $32,232 at September 30, 2010. The promissory notes have not been paid back as of June 18, 2012.

Interest inclusive of amortized financing discount on the aforementioned related party notes aggregated $42,779 and $169,431 for the three and nine months ended September 30, 2010, respectively.

(C) Convertible Notes Payable

On June 18, 2010 the Company issued a $25,000 convertible promissory note with a maturity date of March 21, 2011, and with an interest rate of 8% per annum. The note may be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 51% multiplied by the average of the lowest three trading prices for the Company's common stock during the previous 10 trading day period ending one trading day prior to the date of conversion. The Company received the $25,000 proceeds in July 2010. The unpaid balance, including accrued interest, was $25,493 at September 30, 2010. The note was paid off with cash in November 2010.

On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days prior to the date of conversion.  The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $.0999/share.  The unpaid balance, including accrued interest, was $45,316 at September 30, 2010.  During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $.14 per share. During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $.045 per share. As of June 18, 2012, approximately $23,000 of the note and accrued interest remains unpaid.

On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011.  The holder, at any time, may convert the promissory note into shares of Company’s common stock at $0.05 per share.  The unpaid balance, including accrued interest, was $8,082 at September 30, 2010. The note has not been paid back as of June 18, 2012.

Derivative Financial Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivative and Hedging which require issuers of financial statements to make a determination as to whether (1) an embedded conversion meets the definition of a derivative in its entirety and (2) the derivative would qualify for a scope exception to derivative accounting, which further includes evaluating whether the embedded derivative would be considered indexed to the issuer’s own stock.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as separate derivatives in the event such derivatives would not be classified in stockholders’ equity if they were free standing. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides for an exception to this rule if a debt host instrument is deemed to be a conventional debt instrument.

The Company evaluated the conversion option embedded in its two variable convertible notes issued during the nine months ended September 30, 2010, in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules.

On dates of issuance, the fair value of the derivative liability was $73,571. The revaluation of the derivative liability as of September 30, 2010 resulted in a fair value of $180,830. The increase in the fair value resulted in a loss of $107,259 for the three and nine months ended September 30, 2010.

The Company uses the Black-Scholes option-pricing model, which approximates the lattice model to estimate the value of its derivative liability. The expected volatility range was 40.00% to 66.41%, based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the derivative liability as of the valuation date. The expected term ranges from nine months to two years and represents the period of time that the derivative liability is expected to be outstanding. The risk free rate range was .190% to .655%, based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

8. FAIR VALUE MEASURES

The FASB’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
September 30, 2010	$–	$–	$180,830	$180,830
December 31, 2009	$–	$–	$--	$--

The derivative liabilities are measured at fair value using the Black-Scholes options pricing model, which approximates the lattice model and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the nine months ended September 30, 2010 and the year ended December 31, 2009.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30,	December 31,
	2010	2009

Fair value, beginning of period	$-	$-
Derivative liabilities recorded during the period	73,571	-
Net unrealized (gain) loss on derivative financial instruments	107,259	-
Fair value, end of period	$180,830	$-

9.  STOCK OPTIONS AND WARRANTS

Stock Options – Employment Letter Agreement:

On October 1, 2008, the Company executed an employment offer with Mr. Booth as the Company’s President, which was effective on November 15, 2008, and provides for options to purchase 33,750 shares of the Company stock at $10.20 per share.  The options vest annually over three years beginning September 30, 2009.  The options expire five years from the date of the original grant.  On May 16, 2010, the employment offer was modified to reduce Mr. Booth’s annual salary from $300,000 to $180,000.

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

The fair value of the options was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.15, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. The Company recognized compensation expense included in general and administrative expense on the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 for $8,716 and $26,148, respectively and $8,716 and $26,148 for the three and nine months ended September 30, 2009, respectively.

Options & Warrants Summary:

A summary of option activity as of September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value

Options
Outstanding, January 1, 2010	33,750	$10.20	3.88	-
Outstanding, September 30, 2010	33,750	$10.20	3.13	-

Exercisable, September 30, 2010	22,500	$10.20	3.13	-

A summary of the status of the Company's non-vested shares as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested Shares
January 1, 2010	22,500	3.00
September 30, 2010	11,250	3.00

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At September 30, 2009 the Company had 300,008 warrants outstanding with an exercise price of $20.00 and an expiration date of December 31, 2011 (See Note 1).

At September 30, 2010 the Company had the following warrants outstanding:

Number of Warrants	Exercise Price	Expiration Date
300,008	20.00	December 31, 2011
20,000	1.00	November 17, 2011
74,850	0.001	September 27, 2013
394,858

During the nine months ended September 30, 2010, the Company issued 74,850 warrants and no warrants expired. The intrinsic value was $26,871 at September 30, 2010. The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.36 per share as of September 30, 2010, and the exercise price of the warrants.

The fair value of the warrants was determined to be $19,443 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.26, expected term of 3 years, expected dividends of 0, 335.1% volatility, and a risk-free interest rate of 0.66%. The Company recognized compensation expense of $160 and $160, included in general and administrative expense on the consolidated statement of operations for the three and nine months ended September 30, 2010.

10.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At September 30, 2010 and December 31, 2009, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.  This contract expired on October 31, 2009 and was not renewed.

Director Retirement

On April 22, 2010, Tom Morrison, Non-Executive Chairman of the Board of Directors, informed the management of the Company that he was retiring from his position as the Company's Chairman, effective immediately. In connection with his retirement, Mr. Morrison gratuitously reconveyed to the Company, for cancellation, 75,000 shares of the Company’s common stock that was previously granted to him as compensation. These shares were cancelled during August 2011.

11.	COMMITMENTS AND CONTINGENCIES

Agreements

On September 27, 2010 the Company signed a 12 month agreement for investment banking services which is being extended. The banking services include equity financing, business combinations and other financing transactions. The compensation to the banker includes a flat fee plus expenses for each transaction.  The agreement includes three year warrants, vesting September 27, 2010 to purchase 74,850 shares of Company’s common stock at an exercise price of $0.001 per share (“Initial Warrants”; pre-reverse split shares).  The agreement also includes “Top Up Warrants” which, when combined with the “Initial Warrants”, may not exceed 4.99% of the Company’s outstanding common stock on a fully diluted basis. The three year “Top Up Warrants”, vesting September 27, 2011, are for 1,020,113 shares of Company’s common stock at an exercise price of $0.001 per share.

Legal matters

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would not have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, the Company may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

During 2010, the Company was served with three lawsuits for past due liabilities of the Company.  The first lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment.  Over half of the past due amount has been paid with a balance of approximately $21,000 remaining.  The second lawsuit filed in the US. District Court, Northern California District by a group of plaintiffs: Full Circle Sales, Inc., Growers Express LLC, Steinbeck County Produce Inc., Steve Almquist Sales and Brokerage, Dan Andrews Farms, Fresh Networks, LLC and Quebec Distributing Co., Inc., vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest. These plaintiffs are produce suppliers of the Company. An agreement was reached and three of the plaintiffs were paid in full for $31,000. The balance of $66,000 remains unpaid. The third lawsuit was filed in Monterey County Superior Court by RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, seeking approximately $30,000 principal plus interest at 18% per annum and attorney’s fees.  The plaintiff provided transportation services for the Company.  An agreement was reached with the plaintiff receiving $10,000 a month for three months starting May 2012.

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2010	December 31, 2009
Due to consultant (Note 10)	$100,000	$100,000
Bank overdraft	-0-	1,247
Accrued consulting fees (Note 5)	142,912	-0-
Payroll and payroll taxes payable (A)	437,491	265,161
Other accrued liabilities	-0-	44,828
	$680,403	$411,236

(A) As of September 30, 2010 and December 31, 2009, the Company has withheld $80,902 and $57,856 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

13.	SUBSEQUENT EVENTS

On October 8, 2010, an employee advanced the Company $8,968 which was evidenced by promissory note bearing interest at 5% per annum and payable on demand.

During November 2010, the Company increased the number of authorized shares of common stock from 60 million shares to 2 billion shares.

On November 1, 2010 the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables up to a maximum of $1,800,000.  The contract expired on October 31, 2011, and the Company is operating on a month to month basis, thereafter. The financial services company advances up to 80% of qualified customer invoices less applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company.  The released reserves are used to fund other vendor purchases or returned to the Company.  The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company.  The new financial services company commenced funding during February 2011.

On November 2, 2010, the Company signed an agreement with an attorney for general corporate and transactional matters that provides a 3.50% equity interest in the Company upon meeting certain milestones.  These milestones were met in February 2011, and the attorney was granted 5 year warrants vesting on February 14, 2011, to purchase 795,866 shares of Company’s common stock at an exercise price of $0.01 per share.

On November 3, 2010, the Company signed a $38,262 demand note with an interest rate of 5% per annum. The note was paid back in January 2011.

On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and with an interest rate of 15% per annum. The note contains a payment schedule that begins on August 2, 2011 and contains certain covenants.  As a financing incentive, the lender received 3 year warrants vesting on January 31, 2011, to purchase 452,354 shares of Company’s common stock at an exercise price of $0.01 per share.  The lender also received 5 year warrants, vesting on June 30, 2011, to purchase 452,354 shares at an exercise price of $0.01 per share.  The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that defers payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of  default.

During February 2011, the Company issued to each Alicia Kriese and Mark Klein, directors, 25,000 shares of the Company's common stock for services to the Company.  These shares were valued at $17,000 or $0.34 per share.

During February 2011, the Company issued to three employees an aggregate of 528,811 shares of the Company's common stock for services to the Company.  These shares were valued at $179,796 or $0.34 per share.

On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011.  The note may be converted into the Company's common stock by the holder at $0.05 per share.  As a financing incentive, the lender received 5 year warrants vesting April 28, 2011 to purchase 705,882 shares of Company’s common stock at an exercise price of $0.25 per share. The Company has not made a note payment and received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. The Company is currently negotiating an extension of such loan.

On June 15, 2011, the Company issued a $57,500 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) June 14, 2012. The note may be converted into the Company's common stock by the holder at $0.05 per share.  As a financing incentive, the lender received five year warrants vesting June 30, 2011, to purchase of 575,000 shares of Company’s common stock at an exercise price of $0.25 per share. The Company received a waiver from the lender on September 1, 2011 that waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more.

During June 2011, the Company issued to Michael Rosenthal, director, 382,944 shares of the Company's common stock for services to the Company.  These shares were valued at $0.20 per share.

During June 2011, the Company issued to Parker Booth, chief executive officer and director, 478,681 shares of the Company's common stock for services to the Company.  These shares were valued at $0.20 per share.

During June 2011, the Company issued to three employees an aggregate of 45,604 shares of the Company's common stock for service to the Company.  These shares were valued at $0.20 per share.

During June 2011, the Company entered into an agreement with a financial services company to provide deposits to suppliers not covered by the financial services company contracted with on November 1, 2010 (See Note 4).  The company advances deposits to suppliers in return for 1/3 of the gross margin paid by the customer.

During July 2011, the Company entered into an agreement with a second financial services company to provide deposits to suppliers not covered by the financial services company contracted with on November 1, 2010 (See Note 4).  The company advances deposits to suppliers in return for 1/3 of the gross margin paid by the customer.

On July 3, 2011, Chris White entered into an employment agreement with the Company and was promoted to Vice President.  As part of the agreement, Mr. White was granted a stock option to purchase 2,950,000 shares of the Company’s common stock.  The option expires in seven years with 1,180,000 shares vesting on July 3, 2011 and 295,000 shares vesting on each of the first six semi-annual anniversaries after such date. The exercise price is $0.20 per share.

On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The Company is currently negotiating an extension of such loan. The note may be converted into the Company's common stock by the holder at $0.05 per share.  As a financing incentive, the lender received five year warrants vesting July 25, 2011, to purchase 1,098,220 shares of Company’s common stock at an exercise price of $0.25 per share. The Company has not repaid the promissory note as June 18, 2012.

On July 15, 2011, the Company signed a consulting agreement for management consulting, business advisory, shareholder information and public relations services for six months.  As compensation, the Company issued to the consultant 600,000 shares of the Company’s common stock having a value of $192,000 or $0.32 per share.

During August 2011, Tom Morrison, former CEO, reconveyed to the Company for cancellation, 75,000 shares of the Company's common stock for no consideration.

On August 22, 2011, an employee advanced the Company $6,000 which was evidenced by promissory note bearing interest at 5% per annum and payable on demand.

On October 10, 2011, an employee advanced the Company $10,000, which was evidenced by promissory note bearing interest at 5% per annum and payable on demand.

On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility (“loan”) to an entity owned by a related party who is a 100% shareholder.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012.  The Company is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing.  In addition, the related party received a warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal extended to the Company up to 1,000,000 shares.  The warrants have an exercise price of $.10 per share and vest with each cash advance from the loan and collectively expire on October 17, 2014. As of June 18, 2012, the Company has been advanced $400,000 on the loan.

On January 6, 2012, Mark Zeller joined the Company and entered into a three year employment agreement to serve as the Company’s North American Director of Sales.  As part of the agreement, Mr. Zeller was granted stock options to purchase 1,500,000 shares of the Company’s common stock.  The option expires in five years with 250,000 shares vesting on January 6, 2012 and the remaining 1,250,000 shares vesting equally on the first three anniversaries after such date. The exercise price is $0.20 per share.

During February 2012, an employee was granted three year warrants to purchase 300,000 shares of the Company’s common stock.  The warrants vest immediately with an exercise price of $0.25 per share.

On February 28, 2012, the Company issued a $50,000 convertible note to a related party.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012.  In addition, the related party received three year warrants vesting February 28, 2012, to purchase 125,000 shares of Company’s common stock at an exercise price of $0.10 per share.

On March 2, 2012, the Company entered into an agreement to sell secured promissory notes for a maximum aggregate principal amount of $1,000,000, and warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased. As of June 18, a total of $850,000 has been raised by the offering. The notes bear interest at 18% and have a maturity date of September 2, 2012. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing.  The three year warrants vest immediately at an exercise price of $.10 per share.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Organic Alliance, Inc. ("OAI" or the "Company") is a sales and marketing distribution company that supplies conventional, organic, natural, and Fair Trade food products to the global market.  Unlike most food marketers, OAI works directly with growers while also contracting farming production domestically and abroad to vertically integrate supply chains, reduce costs and provide a high degree of control over quality, food safety and production sustainability.  Direct involvement in growing operations and an unparalleled international agriculture network allows the Company to develop new Organic and Fair Trade production and offer consistent supply with highly competitive pricing – the primary obstacles facing buyers in those fast growing segments.  The Company also sources and distributes conventional produce (non-Organic and/or Fair Trade) using its high revenue potential to fuel development of Organic and Fair Trade production.

Beyond fresh produce, OAI applies its direct access to raw materials to create value-added consumer packaged goods and bulk products such as juices, oils, purees and dried fruit allowing a substantial cost and control edge over other large consumer packaged goods firms that rely on third parties for sourcing.  Currently, the Company is focusing its sourcing and development strategy in Mexico, the U.S.’s largest food supplier with sales to the U.S. growing 25% in 2010 to $6 Billion.  The focus there is the growing greenhouse agriculture industry (35% in 2010), which drastically reduces the risks of contract farming – particularly in organics. 1  This strategy will be rolled out in stages to key Latin American food exporting countries where OAI currently has strong grower and professional networks in Argentina, Chile, Peru, Dominican Republic and Costa Rica.

    The primary segments for marketing The Company’s products are the mainstream supermarket channel, natural grocery chains, mass merchandisers, food service distributors, fresh produce processors, consumer package goods companies, and overseas markets focusing on grocery chains and their importer partners.   The Company has strong food industry relationships and currently supply product to most of these market segments.

1 Source:  http://www.ota.com/organic/mt/buiness.html.

Organic Market

Globally, sales of organic products have grown rapidly since 2000, with food products driving the market.  In particular, the United States has seen sales of organic foods grow from $6.1 billion in 2000 to $29.2 billion in 2011, up 9.4% from 2010. Registering a third straight year of double-digit gains, sales of organic fruits and vegetables rose 11.7% in 2011 to $11.8 billion. The principal barriers to organic product growth are short supply and inconsistent quality /pricing, which OAI directly addresses.2

 Organic certified foods are generally viewed as having a positive impact on one’s health and long-term viability, even though studies are mixed.  As Helpguide.org describes, some studies suggest that, on average, organically grown fruits and vegetables may contain slightly higher levels of vitamin C, trace minerals, and antioxidant phytonutrients than conventionally grown produce.   Other studies, however, have found no nutritional differences between organic and non-organic foods.

Aside from the nutritional aspect, there is a more important part of the growing process related to chemicals.  In crops that are grown using chemicals (fungicides, herbicides, insecticides) to ensure growth, the chemicals often never leave the product after it leaves the farms and ends up on the store shelves.  Studies have linked certain chemicals used in farming to cancer, obesity, Alzheimer’s and certain birth defects.3

Another advantage of organic foods is that they are often fresher, because they lack the preservatives that other foods often contain.  In addition, organic farming practices reduce pollution in the air, water and soil, and use less energy than traditional non-organic farms.4  While these do not implicate or eliminate all non-organic foods, all things being equal, most would seek to consume organic foods for the benefits to the individual and to the earth.

Fair Trade

In addition to providing fresh, healthy foods, the Company is dedicated to the practice of Fair Trade.  Global Fair Trade sales have followed the rise of organic at an 18% annual growth rate reaching a total of $4.8 billion in 2009.  Mainstream retailers such as Wal-Mart and Whole Foods have demonstrated strong interest in the segment with each offering a growing number of Fair Trade products including retail-brand private label options.  In 2007, Whole Foods launched its ‘Whole Trade’ initiative requiring 50% of its imported food to be certified as Fair Trade within 10 years.  Fair Trade sales in U.S. mainstream grocery outlets grew 24% in 2010.  Like organic, the principal barrier to growth is lack of supply and inconsistent quality and/or pricing, which OAI directly addresses.

Fair Trade certification offers producers the ability to trade directly with improved payment terms while paying workers dignified wages and providing a premium for community development.  This allows marginalized agricultural communities the opportunity to improve their lives with technical training, better business infrastructure, improved schooling, health care and nutritious food.  Fair Trade investment provides a platform from which communities can rise out of poverty, be economically sustainable and take control of their future while providing the market with better, more sustainable products.  Fair Trade certified products offer consumers a powerful way to reduce poverty through their everyday shopping.5

2 Source:  http://www. thepacker.com/fruit-vegetable-enewsletter/organics-insider/Survey-organic-produce-grows-by-double-digits-in-2011-149132005.html.
3 Source:  http://www.organicfoodinfo.net.
4 Source:  http://www.helpguide.org/life/organic_foods_pesticides_gmo.htm.
5 Source:  http://www.fairtrade.net/what_is_fairtrade.html.

The key objectives of the Fair Trade standards are to:

•	Ensure that producers receive prices that cover their average costs of sustainable production;
•	Provide an additional Fair Trade premium which can be invested in projects that enhance social, economic and environmental development;
•	Ensure safe working conditions and dignified wages for agriculture workers
•	Facilitate long-term trading partnerships and enable greater producer control over the trading process; and
•	Set clear minimum and progressive criteria to ensure that the conditions of production and trade of all Fair Trade certified products are socially, economically fair and environmentally responsible.

Sales and Marketing

Due to the continued increase in demand for certified organic and Fair Trade products, procurement departments are actively seeking additional sources.  The challenge continues to be to attain a reliable, year round supply at sensible pricing for their buying programs, in part due to short supply and the fractionalized nature of the organic farm base.  By taking control and developing organic and Fair Trade production at the seed level, OAI addresses these issues directly and attracts buyer favor by creating supply and price conditions that more closely resemble the conventional food alternative. While executing this strategy, OAI will continue using its operational infrastructure to sell high volumes of conventional produce to generate substantial resources for the execution of large-scale development in the organic and Fair Trade agriculture sectors.

OAI brand marketing leverages its direct relationships with growing communities to take advantage of the "know where your food comes from" consumer trend.  This is supported by creating entertaining media that highlights the producer story; tracking sustainability metrics such as agrochemicals eliminated, wage increases and carbon emissions; and making these available to consumers online and at the point of purchase via the increasingly popular quick response ("QR") scan technology available on smart phones.  The Company’s conversations with grocery executives indicate that the industry is hungry for point-of-purchase methods of communicating product information and promotional media.  Additionally, Wal-Mart has developed and is implementing in phases its ‘Sustainability Index’ that will grade the level of sustainability of each of its supplier’s products with a label.  OAI believes it is far ahead of these trends and well poised to address the emerging production and communication needs of the 21st century food industry.

The primary segments for marketing the Company’s products are the mainstream supermarket channel, natural grocery chains, mass merchandisers, food service distributors, fresh produce processors, consumer packaged goods companies, and overseas markets focusing on grocery chains and their importer partners.   The Company has strong food industry relationships and currently supply product to most of these market segments with overseas markets in Asia being served.

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

Organic Alliance Inc., a Texas corporation, (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables.  During the second quarter of 2009, it ceased being a development stage company when it commenced its operations.

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock of Organic Texas for 464,999 shares of the NB Design’s common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design. The Company operates in California.

 The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the Security and Exchange Commission’s (“SEC”) Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Securities Exchange, NB Design issued 464,999 shares of the Company’s Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 50,001 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $40.00, $40.00, $80.00, $80.00, $120.00 and $120.00, respectively, at any time until December 31, 2008.  As a condition to close the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $20.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011. As of December 31, 2011, all these warrants expired unexercised. In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by the Company on 10 days’ notice to them if (i) the bid price of the Company’s common stock is quoted at $20.005 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of the date of this Form 10-Q the common shares underlying the warrants were not registered with the SEC.

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc.  On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.

During November 2010, the Company increased the number of authorized shares of common stock from three million to 100 million shares.

On February 14, 2011, the Company executed a 20:1 reverse split.  All shares of the Company’s common stock have been retroactively restated.

Critical Accounting Estimates and Policies

Basis of Presentation - The Company's unaudited condensed consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business and in accordance with the instructions for Form 10-Q and article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on May 18, 2010.

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include but are not limited to, realization of deferred tax assets, allowance for doubtful accounts and assumptions used in share based payment transactions.  Actual results could differ from those estimates.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly owned subsidiary, Organic Texas. Inc. (collectively, the "Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $53,007 and $12,090 at September 30, 2010 and December 31, 2009, respectively.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held no inventory as of September 30, 2010 and December 31, 2009, respectively.

Impairment of Long-Lived and Intangible Assets - Long-lived assets consist of property and equipment and intangible assets. Intangible assets were comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believed the carrying value of its AvocadoMan brand name will not be recoverable in the future and so it recorded an impairment loss of $30,000 during the nine months ended September 30, 2009.

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the notes payable issued approximate fair value as of the balance sheet date presented, because interest rates and other terms on these instruments approximate terms currently available on similar instruments.

Derivative Financial Instruments - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of the Company’s financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Share Based Compensation - The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718.  Share-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions, including the expected life of the option, and such assumptions can materially affect the fair value estimate.  The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model.  The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Results of Operations

Results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

For the three months ended September 30, 2010, the Company had net sales of $44,709 compared to $2,377,632, for the three months ended September 30, 2009.  The $2,332,923, or 98%, decrease is attributable to the former financial services company ceasing operations and accordingly, was no longer able to advance 85% of qualified customer invoices to the Company.

For the three months ended September 30, 2010, our cost of goods sold was $35,559 compared to $2,341,391 for the three months ended September 30, 2009.

For the three months ended September 30, 2010, our gross margin was $9,150 compared to $36,241 for the three months ended September 30, 2009. Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the three months ended September 30, 2010, the Company had general and administrative (G&A) expenses of $324,078 compared to $519,249 for the three months ended September 30, 2009.  The decrease in G&A expenses of $195,171 or 38%, primarily are attributable to decreased stock compensation costs of approximately $50,000 for executive and director compensation, decrease in professional fees of approximately $61,000 for lower investor relations spending, and decreased payroll expense of approximately $77,000 with fewer employees and Parker Booth’s, chief executive officer,  salary reduction.

For the three months ended September 30, 2010, our operating loss was $314,928 compared to $483,008 for the three months ended September 30, 2009.  The $168,080, or 35%, decrease is related to lower G&A expenses.

For the three months ended September 30, 2010, other expense was $164,726 compared to $49,620 for three months ended September 30, 2009.  The Company accrued interest expense of $11,392 and $5,609 on notes and loans payable for the three months ended September 30, 2010 and 2009, respectively.  The interest expense for the three months ended September 30, 2010 and 2009 also includes $34,332 and $19,539, respectively, amortization of finance discount on notes payable, $11,743 and $0, respectively, amortization of derivative discount on notes payable and $0 and $24,472, respectively, related to factor advances.  Income of $9,952 was recorded for the extinguishment of a promissory note and a $107,259 loss on derivative liability for convertible notes payable was recorded during the three months ended September 30, 2010.

For the three months ended September 30, 2010, net loss was $479,654 or $0.26 basic and diluted loss per share compared to $532,628 or $0.39 basic and diluted loss per share for the three months ended September 30, 2009. The $52,974 or 10% decrease in net loss was primarily attributable to the factors described above.

Results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

For the period from inception (February 19, 2008) until March 31, 2009, the Company was a development stage company with little revenues. The Company began to earn significant revenues during second quarter of 2009 and, therefore, the Company is no longer reporting as a development stage company.

For the nine months ended September 30, 2010, net sales of $1,274,509 were recorded compared to $3,555,174 for the nine months ended September 30, 2009. The $2,280,665, or 64%, decrease is attributable to the former financial services company ceasing operations and accordingly, was no longer able to advance 85% of qualified customer invoices to the Company.

For the nine months ended September 30, 2010, our cost of goods sold was $1,308,480 compared to $3,488,220 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, our gross loss was $33,971 compared to gross margin of $66,954 for the nine months ended September 30, 2009.  Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the nine months ended September 30, 2010, the Company had general and administrative (G&A) expenses of $1,250,692 compared to $2,747,845, for the nine months ended September 30, 2009. The decrease in G&A expenses of $1,497,153, or 54%, is primarily attributable to decreased stock compensation costs of approximately $1,555,000 for lower executive and director compensation and financing compensation.  An increase of approximately $122,000 of professional fees and provision for doubtful accounts of approximately $53,000 was offset by a decrease in payroll expense of approximately $96,000.

For the nine months ended September 30, 2010, our operating loss was $1,284,663 compared to $2,680,891 for the nine months ended September 30, 2009.  The decrease was $1,396,228 or 52%.

For the nine months ended September 30, 2010, other expense was $307,754 compared to $91,344 for the nine months ended September 30, 2009. The Company recorded interest expense of $31,647 and $10,761 on notes and loans payable for the nine months ended September 30, 2010 and 2009, respectively.  The interest expense for the nine months ended September 30, 2010 and 2009 also includes $142,936 and $20,250, respectively, amortization of discount on notes payable, $11,743 and $0, respectively, amortization of derivative discount on notes payable and $14,169 and $30,333, respectively, related to factor advances.  During the nine months ended September 30, 2009, the Company wrote off a deposit related to an intangible asset that was deemed impaired for $30,000. During the nine months ended September 30, 2010, income of $9,952 was recorded for the extinguishment of a promissory note and a $107,259 loss on derivative liability for convertible notes payable was recorded.

For the nine months ended September 30, 2010, our net loss was $1,592,417 or $0.94 basic and diluted loss per share compared to $2,772,235, or $2.28 basic and diluted loss per share, for the nine months ended September 30, 2009. The $1,179,818, or 43%, decrease in net loss was primarily attributable to the factors described above.

Liquidity and Capital Resources

The Company’s operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties and others. The Company will require additional sources of outside capital to continue the Company’s operations. The Company expects that the Company’s primary source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit.  During April 2010, the former accounts receivable factoring company ceased operations and therefore any ability to advance funds to the Company.  As a result, the Company is presently experiencing cash flow difficulties.  On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivable, which expired on October 31, 2011.  The agreement is continuing on a month to month basis.  The financial services company advances up to 80% of qualified customer invoices less applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company.  The released reserves are used to fund other vendor purchases or returned to the Company.  The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company.  The new financial services company commenced funding during February 2011.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2010, the Company has limited cash, a working capital deficit of approximately $3,084,000 and has accumulated losses of approximately $9,856,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Generally, the Company primarily has financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to September 30, 2010, the Company received approximately $212,000 from the sale of our common stock. For the period from inception (February 19, 2008) to September 30, 2010, the Company received proceeds from notes payable of $1,080,554 of which $106,875 has been paid back and $57,499 has been converted to shares of the Company’s common stock as of September 30, 2010.

The Company has limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of notes and loans payable in the amount of $964,170, including accrued interest of $47,990, for the notes at September 30, 2010.

On June 18, 2010, the Company issued a $25,000 convertible promissory note with a maturity date of March 21, 2011, and with an interest rate of 8% per annum. The note may be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 51% multiplied by the average of the lowest three trading prices for the Company's common stock during the 10 trading day period ending one trading day prior to the date of conversion. The Company received the $25,000 proceeds in July 2010.

On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days prior to the date of conversion.  The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding.  The Company received the $52,380 proceeds in September 2010.

On July 30, 2010, an individual advanced to the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011.  The holder at any time may convert the promissory note in shares of Company’s common stock at $0.05 per share.

On September 17, 2010, an individual loaned to the Company $14,000. The loan bears interest at 7% and is due on demand.

During March, 2010 and September 2010, an employee of the Company loaned to the Company $16,000 and $24,990, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand.

On November 3, 2010, the Company signed a $38,262 demand note with an interest rate of 5% per annum.

On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and with an interest rate of 15% per annum.

On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011.  The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. The Company is currently negotiating an extension of such loan.

On June 15, 2011, the Company issued a $57,500 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) June 14, 2012. The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company received a waiver from the lender on September 1, 2011 that waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more.

During June 2011, the Company entered into an agreement with a financial services company to provide deposits to suppliers not covered by the financial services company contracted with on November 1, 2010.  The financial services company advances deposits to suppliers in return for 1/3 of the gross margin paid by the customer.

During July 2011, the Company entered into an agreement with a second financial services company to provide deposits to suppliers not covered by the financial services company contracted with on November 1, 2010.  The financial services company advances deposits to suppliers in return for 1/3 of the gross margin paid by the customer.

On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company is currently negotiating an extension of such loan.

On August 22, 2011, an employee advanced the Company $6,000 which was evidenced by promissory note bearing interest at 5% per annum and payable on demand.

On October 10, 2011, an employee advanced the Company $10,000, which was evidenced by promissory note bearing interest at 5% per annum and payable on demand.

On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility (“loan”) to an entity owned by a related party.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. .  In addition, the related party received a warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal extended to the Company up to 1,000,000 shares. The Company is currently negotiating an extension of such loan. As of June 18, a total of $400,000 has been advanced on the loan.

On February 28, 2012, the Company issued a $50,000 convertible note to a related party.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012.

On March 2, 2012, the Company entered into an agreement to sell secured promissory notes for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased.  As of June 18, a total of $850,000 has been raised by the offering.

Net Cash Flows

For the nine months ended September 30, 2010, net cash used in operating activities was $201,724 as compared to $310,889 for nine months ended September 30, 2009.  The decrease was $109,165, or 35%, as improvements in account receivable on decreased sales volume were offset by decreases in accounts payable, accrued expense and other on lower operating activity.

For the nine months ended September 30, 2010, net cash provided by financing activities was $224,774 as compared to $407,230 for nine months ended September 30, 2009.  The decrease of $182,456, or 45%, primarily was related to the decreased loans made from related parties for the nine months ended September 30, 2010.

At September 30, 2010 and 2009, the Company had 33,750 stock options and 394,858 and 300,008, respectively, common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $10.20 per share. The outstanding warrants have an exercise price from $0.001 per share to $20.00 per share. Accordingly, at September 30, 2010, the outstanding options and warrants represented a total of 428,608 shares issuable for a maximum of $6,364,493 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder. The holders of at least 80% of the Warrants agreed to a call provision by us on 10 days’ notice to them if (i) the bid price of our common stock is quoted at $1.25 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC.  In November 2011, 20,000 of the warrants expired and on December 31, 2011 300,008 warrants expired.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer /principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

The controls designed were adequate for financial disclosures required for the preparation of the 10-Q filing; however due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-Q, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the 10-Q report.  This model will be maintained and updated by Company staff and management as new business transactions require additional financial disclosures. As the Company obtains additional  resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures. During October 2011, the Company hired Barry Brookstein as Chief Financial Officer to augment the Company’s internal controls procedures and expand the Company’s accounting staff.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would not have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, the Company may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

During 2010, the Company was served with three lawsuits for past due liabilities of the Company.  The first lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment.  Over half of the past due amount has been paid with a balance of approximately $21,000 remaining.  The second lawsuit filed in the US. District Court, Northern California District by a group of plaintiffs: Full Circle Sales, Inc., Growers Express LLC, Steinbeck County Produce Inc., Steve Almquist Sales and Brokerage, Dan Andrews Farms, Fresh Networks, LLC and Quebec Distributing Co., Inc., vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest. These plaintiffs are produce suppliers of the Company. An agreement was reached and three of the plaintiffs were paid in full for $31,000. The balance of $66,000 remains unpaid. The third lawsuit was filed in Monterey County Superior Court by RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, seeking approximately $30,000 principal plus interest at 18% per annum and attorney’s fees.  The plaintiff provided transportation services for the Company. An agreement was reached with the plaintiff receiving $10,000 a month for three months starting May 2012.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNRESTRICTED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

All of the securities set forth below were issued by us pursuant to Section 4(2) of the Securities Act of 1933 as amended. All such shares issued contained a restrictive legend (restricted) and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of our management, had access to all information related to us, were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.

(i)	During March 2010, directors were issued 92,500 shares of the Company’s common stock for director compensation and financing incentive. These shares were valued from $1.60 to $2.60 per share.
(ii)	During April 2010, a consultant was issued 25,000 shares of the Company’s common stock for Investor relations. These shares were valued at $0.80 per share.
(iii)	During July 2010, the Company issues 125,000 shares of the Company’s common stock to retire a promissory note from an individual. These shares were valued at $0.34 per share.
(iv)
During September 2010, the Company issued 75,758 shares of the Company’s common stock as a partial conversion of a promissory note outstanding.  Per the variable rate establish in the promissory note, these shares were valued at $0.099 per share.

ITEM 3.  DEFULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

    None.

 ITEM 6. EXHIBITS

See accompanying index to exhibits included after the signature page of this report for a list of exhibits filed or furnished with this report.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC ALLIANCE, INC.

By: /s/ Parker Booth
Parker Booth
Chief Executive Officer, and Director
Date: June 18, 2012

By: /s/ Barry Brookstein
Barry Brookstein
Chief Financial Officer and Director
Date: June 18, 2012

INDEX TO EXHIBIT

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act