Form 10-K
period 2010-12-31
Organic Alliance, Inc.
filed 2012-06-18
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

X Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $969,735. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Pink Sheets on June 30, 2010. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant's Common Stock, par value $.0001 per share, on June 18, 2012 was 11,032,593.

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

The Company’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

The Company’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K contains a number of forward-looking statements that reflect management’s current views and expectations with respect to the Company’s business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. The Company’s actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Organic Alliance Inc., a Texas corporation, (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables.  During the second quarter of 2009, it ceased being a development company when it commenced its operations.

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock of Organic Texas for 464,999 shares of the NB Design’s common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design. The Company operates in California.

The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the Security and Exchange Commission’s (“SEC”) Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Securities Exchange, NB Design issued 464,999 shares of The Company’s Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 50,001 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $40.00, $40.00, $80.00, $80.00, $120.00 and $120.00, respectively, at any time until December 31, 2008.  As a condition to close the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $20.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011.  As of December 31, 2011, all these warrants expired unexercised.  In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by the Company on 10 days’ notice to them if (i) the bid price of the Company’s common stock is quoted at $25.00 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of the date of this Form 10-K the common shares underlying the warrants were not registered with the SEC.

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

Development Stage and Going Concern

The Company emerged from the development stage during the second quarter of calendar 2009 and realized substantial sales for the years ended December 31, 2009 and December 31, 2010. Beginning in March 2009 the Company began selling conventional and organically grown fruits and vegetables.  However, the Company will need to raise additional capital through private equity placements and, or other financing means.

The consolidated financial statements contained in this annual report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize the Company’s assets and discharge the Company’s liabilities in the ordinary course of business. As of December 31, 2010, the Company had limited cash, a working capital deficit of approximately $3,129,000 and had accumulated losses of approximately $10,397,000 since the Company’s inception on February 19, 2008 and has withheld $98,982 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company is currently delinquent with its payroll tax filings since December 31, 2008. The Company’s ability to continue as a going concern is dependent upon achieving production or sale of goods, the Company’s ability to obtain the necessary financing to meet the Company’s obligations and pay the Company’s liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations.  The Company estimates a $2,000,000 capital infusion from date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Intellectual Property

The Company has no intellectual property at December 31, 2010.

Employees

As of December 31, 2010 the Company had four employees, including the Company’s one executive officer.

Where You Can Find More Information

You are advised to read this Form 10-K in conjunction with other reports and documents that the Company’s file from time to time with the SEC. In particular, please read the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that the Company files from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM IA: RISK FACTORS

Going Concern Risk

We emerged from the development stage during the second quarter of calendar 2009 when we began selling conventional and organically grown fruits and vegetables.  We had an account receivable factoring financing facility in place at December 31, 2009 that was eliminated in 2010.  During 2010, our business was substantially impacted by our lack of a factoring facility for our receivables, increased leverage from our payables and our inability to remain solvent.  Over this time, we had to effectively shut down our business as we restructured our Company.  As of late 2011, we had in place a new facility to provide funding for our receivables and handle the related trade payables, but our business requires new capital to meet management’s growth plans.

Our ability to continue as a going concern is dependent upon achieving production and sale of goods, our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

The consolidated financial statements contained in this annual report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize the Company’s assets and discharge the Company’s liabilities in the ordinary course of business. As of December 31, 2010, The Company had limited cash, a working capital deficit of approximately $3,129,000 and had accumulated substantial losses of approximately $10,397,000 since the Company’s inception on February 19, 2008 and has withheld $98,982 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The company is currently delinquent with its payroll tax filings since December 31, 2008. The Company’s ability to continue as a going concern is dependent upon achieving production or sale of goods, the Company’s ability to obtain the necessary financing to meet the Company’s obligations and pay the Company’s liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company’s will be able to continue as a going concern.

Risks Related to The Company

Our inability to contract for organic, natural and conventional products with growers and sell the food products to our customers will reduce or eliminate our revenue.

In order to generate revenue, we need to source organic food products from growers and sell the food products to our customers.  We are seeking to establish an extensive network of suppliers that will mitigate the risk of not having ample supply to meet our customers’ needs, but we cannot assure you will be successful in doing so.  If we are unable to establish a more extensive supply network, it will have a material adverse effect on our Company.

Our products may be subject to recall, exposing us to significant liabilities.

Our organic, natural and conventional food products may be subject to recall due to the existence of disease or other conditions in connection with the growing or processing of the products, which could result in harm to the end user consumer.  Any such recall or harm to a consumer could subject us to significant financial liability.  We place a high emphasis on adherence to meeting our food safety standards from our grower base, we have regular audits performed that meet or exceed the USDA standards, and we work closely with each grower regularly to ensure compliance.  In addition, we carry liability insurance covering us against liability for any food safety event, as well as covering our major customers through indemnification on our certificate.  Even with these protections in place, a recall of our products could have a material adverse effect on our business.

We have no written agreements with retailers or growers.

We utilize purchase orders from our customers with agreed to quality specifications, quantity, and price prior to packing the product.  We intend to establish written agreements with many of our suppliers and many of our customers prior to the start of each new season; however, we cannot assure you that we will be able to do so.

We have significant competition from a variety of sources, which could reduce our revenue and any profitability.

We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices.  Our competition comes from a variety of sources, including other distributors of organic products as well as specialty grocery and mass market grocery distributors.  We cannot assure you that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements.  It also is possible that alliances among competitors may develop that rapidly acquire significant market share, or that certain of our customers will increase distribution to their own retail facilities.  Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations.

Our operations are sensitive to economic downturns, which could reduce our revenue and any profitability.

The food industry is sensitive to national and regional economic conditions and the demand for our products may be adversely affected from time to time by economic downturns.  Diversification in the markets we serve around the world may help mitigate the effect of economic downturn.  In addition, we intend to continue our development into the European and Asian markets to mitigate our overall risk.   We cannot assure you that we will be successful in achieving meaningful diversification or development in other markets.  If we are unable to do so, it could have a material effect on our business.

We may not be able to grow or to effectively manage our growth.

Our future growth will depend upon a number of factors, some of which we cannot control.  These factors include our ability to:

•	enhance information and communication systems to ensure that our employees can effectively communicate with each other and our growing base of suppliers and distribution outlets;
•	implement operational plans and strategies;
•	improve our operating and financial systems and controls; and
•	hire, train and retain qualified personnel to manage and operate our growing business.

The failure to manage any of these factors effectively could adversely affect our business, financial position and results of operations.

Our future operating results are subject to significant fluctuations which could have a negative effect on our operations and any analysis of our future operating results.

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

Our business is highly regulated at the federal, state and local levels, and our products and distribution operations require various licenses, permits and approvals.  In particular:

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

We are dependent for success on Parker Booth, our Chief Executive Officer, and Chris White, our Vice President of Global Supply Chain Development.  Our inability to retain either Mr. Booth’s or Mr. White’s services would impede our operations and growth strategy, which would have a negative impact on the business and the value of your investment.

Our success is largely dependent on the skills, experience and efforts of Parker Booth, our Chief Executive Officer, and Chris White, our Vice President of Global Supply Chain Development.  If Messrs.’ Booth or White are unable or unwilling to continue in their present positions, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  We cannot assure you that we will be able to readily replace any departing executive officer.    We do not maintain key man life insurance on any of our executive officers.

Our future success also depends, to a significant extent, on our ability to attract, train and retain qualified personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the organic food industry, are vital to our success.  There is substantial competition for qualified personnel, and there can be no assurance that we will be able to attract or retain our personnel.  If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

We will need to raise additional capital in order to continue our operations, which could dilute the ownership interests of existing shareholders and cause the issuance of securities with preferences and privileges superior to our common stock.

We will need to raise additional funds in the future in order to take advantage of opportunities for sourcing organic, natural and conventional food products or for potential acquisitions.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be, or may be, reduced, and such securities may have rights, preferences and privileges senior to those of our common stock and may have covenants which impose restrictions on the our operations.

Risks Relating to the Company’s Securities

Insiders have substantial control over us, and they could delay or prevent a change in the Company’s corporate control even if the Company’s other stockholders wanted it to occur.

As of the date of this Form 10-K, the Company’s executive officer, directors and 10% or greater stockholders own 8,154,687 shares of the Company’s Common Stock or approximately 74% of the Company’s outstanding Common Stock. Accordingly, these individuals will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if the Company’s other stockholders wanted it to occur.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in a penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  To approve a person’s account for transactions in a penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer also must deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•           the basis on which the broker or dealer made the suitability determination, and
•           that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission’s payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the purchaser’s account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock.  This, in turn, may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities.  In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities.  Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their securities.

The market price of our common stock may be volatile.

The market price of our common stock may be highly volatile, as is the stock market in general, and the market for Pink Sheet quoted stocks in particular.  Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, announcements made by our competitors or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

We do not expect to pay dividends in the near future, and any return on investment may be limited to the value of our stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future, so any return on investment may be limited to the growth in the value of our stock.  We plan to retain any future earnings to finance growth.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock, including shares to be registered in connection with this Offering, into the public market could cause a decrease in the market price of our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud.  In addition, shareholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting.  During October 2011, we hired Barry Brookstein as Chief Financial Officer to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that these efforts will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock.   This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

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

The market for our common stock is not active.

There is a limited market for our common stock.  There can be no assurance that a more active market for our common stock will develop.  Accordingly, investors may have to bear the economic risk of an investment in our common stock for an indefinite period of time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to small business filers.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property.  Beginning in December 2008, the Company leased approximately 1250 square feet of office space located at 401 Monterey Street, Suite 202, Salinas, CA 93901, for approximately $2,300 per month under a one year agreement that expired on December 31, 2009. The Company is currently paying rent on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceeding would not have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, the Company may pursue litigation against third parties to enforce or protect the Company’s rights under the Company’s trademarks, trade secrets and the Company’s intellectual property rights generally.

During 2010, the Company was served with three lawsuits for past due liabilities of the Company.  The first lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment.  Over half of the past due amount has been paid with a balance of approximately $21,000 remaining.  The second lawsuit filed in the US. District Court, Northern California District by a group of plaintiffs: Full Circle Sales, Inc., Growers Express LLC, Steinbeck County Produce Inc., Steve Almquist Sales and Brokerage, Dan Andrews Farms, Fresh Networks, LLC and Quebec Distributing Co., Inc., vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest. An agreement was reached and three of the plaintiffs were paid in full for $31,000. The balance of $66,000 remains unpaid. These plaintiffs are produce suppliers of the Company.  The third lawsuit was filed in Monterey County Superior Court by RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, seeking approximately $30,000 principal plus interest at 18% per annum and attorney’s fees.  The plaintiff provided transportation services for the Company. An agreement was reached with the plaintiff receiving $10,000 a month for three months starting May 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently quoted for sale on Pink Sheets of the National Quotation Service under the symbol ORGC. The high and low closing prices of the Company’s common stock since January 1, 2009 are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
2009
First quarter	$5.80	$1.20
Second quarter	$6.00	$1.80
Third quarter	$3.80	$1.00
Fourth quarter	$2.80	$1.00

2010
First quarter	$1.70	$0.80
Second quarter	$1.20	$0.40
Third quarter	$0.90	$0.20
Fourth quarter	$0.84	$0.20

Holders

As of the June 18, 2012, the Company had approximately 550 stockholders of record of the Company’s common stock. None of the Company’s preferred stock was outstanding.

Dividends

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Recent Sales of Securities

Since January 1, 2009, the Company has issued the following shares of its securities:

All of the securities set forth below, except as otherwise indicated, were issued by us pursuant to Section 4(2) of the Securities Act of 1933 as amended. Unless indicated, all such shares issued contained a restrictive legend (unregistered) and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of The Company’s management, had access to all information related to us, were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.

(i)
During 2009, officers, directors and related parties were issued 411,700 shares of the Company’s common stock for director, officer and administrative services compensation. These shares were valued from $1.80 to $4.40 per share

(ii)
During 2009, the Company issued 22,025 share of the Company’s common stock to a group of five consultants for investor relations, medical advisory and for a financing incentive. These shares were valued from $1.60 to $4.40 per share.

(iii)
During January 2009 and March 2009, the Company exchanged a total of 87,354 shares of The Company registered common stock from a group of investors and related parties for two shares of the Company’s common stock (174,674 shares). The registered shares were transferred to a group of financing partners in an unsuccessful attempt to obtain capital. As part of this transaction, an additional 100,000 shares of the Company’s common stock were transferred to this group in January 2009.

(iv)	During March 2010, directors were issued 92,500 shares of the Company’s common stock for director compensation and financing incentive. These shares were valued from $1.60 to $2.60 per share.
(v)	During April 2010, a consultant was issued 25,000 shares of the Company’s common stock for Investor relations. These shares were valued at $0.80 per share.
(vi)	During July 2010, the Company issued 125,000 shares of the Company’s common stock to retire a promissory note from an individual. These shares were valued at $0.34 per share.
(vii)
During September 2010, the Company issued 75,758 shares of the Company’s common stock as a partial conversion of a promissory note outstanding.  Per the variable rate establish in the promissory note, these shares were valued at $0.099 per share.

(viii)	During November 2010, Parker Booth, CEO, purchased 940,977 shares of the Company’s common stock for a purchase price of $0.40 per share to retire a portion of his promissory note.
(ix)	During November 2010, Michael Rosenthal, Director, purchased 235,243 shares of the Company’s common stock for a purchase price of $0.40 per share to retire a portion of his promissory note.
(x)
During December 2010, the Company issued 53,419 shares of the Company’s common stock as a partial conversion of a promissory note outstanding.  Per the variable rate established in the promissory note, these shares were valued at $0.14 per share.

Transfer Agent

The Company’s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver CO, 80209.

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of the Company’s future performance may differ materially from the results anticipated in these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievement. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically decline any obligation to update any forward-looking statements.

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

Organic Market

Globally, sales of organic products have grown rapidly since 2000, with food products driving the market.  In particular, the United States has seen sales of organic foods grow from $6.1 billion in 2000 to $$29.2 billion in 2011, up 9.4% from 2010. Registering a third straight year of double-digit gains, sales of organic fruits and vegetables rose 11.7% in 2011 to $11.8 billion.  The principal barriers to organic product growth are short supply and inconsistent quality /pricing, which OAI directly addresses. 1

 Organic certified foods are generally viewed as having a positive impact on one’s health and long-term viability, even though studies are mixed.  As Helpguide.org describes, some studies suggest that, on average, organically grown fruits and vegetables may contain slightly higher levels of vitamin C, trace minerals, and antioxidant phytonutrients than conventionally grown produce.   Other studies, however, have found no nutritional differences between organic and non-organic foods.

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

Fair Trade certification offers producers the ability to trade directly with improved payment terms while paying workers dignified wages and providing a premium for community development.  This allows marginalized agricultural communities the opportunity to improve their lives with technical training, better business infrastructure, improved schooling, health care and nutritious food.  Fair Trade investment provides a platform from which communities can rise out of poverty, be economically sustainable and take control of their future while providing the market with better, more sustainable products.  Fair Trade certified products offer consumers a powerful way to reduce poverty through their everyday shopping.5

1 Source:  http://www.thepacker.com/fruit-vegetable-enewsletter/organics-insider/survey-organic-produce-grows-bydouble-digits-in-2011-14132005.html.
2 Source:  http://www.ers.usda.gov/publications/eib55/eib55b.pdf.
3 Source:  http://www.organicfoodinfo.net.
4 Source:  http://www.helpguide.org/life/organic_foods_pesticides_gmo.htm.

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

Organic Alliance Inc., a Texas corporation, (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables.  During the second quarter of 2009, it ceased being a development company when it commenced its operations.

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock of Organic Texas for 464,999 shares of the NB Design’s shares of common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design. The Company operates in California.

5 Source:  http://www.fairtrade.net/what_is_fairtrade.html

 The acquisition of Organic Texas by NB Design on April 29, 2008 was accounted for as a reverse capitalization in accordance with the Security and Exchange Commission’s (“SEC”) Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. The reverse capitalization was the acquisition of a private operating company (Organic Texas) into a non-operating public shell corporation with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded.  In this situation, NB Design is the legal acquirer because it issued its equity interests, and Organic Texas is the legal acquiree because its equity interests were acquired.  However, NB Design is the acquiree and Organic Texas as the acquirer for accounting purposes.  Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design.  The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.  Pursuant to the Securities Exchange, NB Design issued 464,999 shares of the Company’s Common Stock for all of the issued and outstanding Common Stock of Organic Texas and assumed all assets and liabilities. NB Design also had outstanding 50,001 each of Class A, Class B, Class C, Class D, Class E and Class F warrants prior to April 29, 2008.  The warrants were exercisable at $40.00, $40.00, $80.00, $80.00, $120.00 and $120.00, respectively, at any time until December 31, 2008.  As a condition to close the Exchange Agreement, the exercise prices of the warrants were subsequently reduced to $20.00 per share for all classes of Warrants and the expiration date was extended to December 31, 2011. As of December 31, 2011, all these warrants expired unexercised. In exchange for the exercise price reduction, the holders of at least 80% of the Warrants agreed to a call provision by the Company on 10 days’ notice to them if (i) the bid price of the Company’s common stock is quoted at $20.005 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the Securities and Exchange Commission (SEC).  Both the share price and volume must be met on the same day for the call provision to be effective.   As of the date of this Form 10-K the common shares underlying the warrants were not registered with the SEC.

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc.  On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.

Critical Accounting Estimates and Policies

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include but are not limited to, realization of deferred tax assets, allowance for doubtful accounts, derivative liabilities and assumptions used in share based payment transactions.  Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly owned subsidiary, Organic Texas. Inc. (collectively, the "Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2010 and 2009, the Company did not hold any cash equivalents.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $53,007 and $12,090 at December 31, 2010 and 2009, respectively.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held no inventory as of December 31, 2010 and 2009, respectively.

Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful life of three years. At December 31, 2009, property and equipment consisting of a single motor vehicle was $8,500, less accumulated depreciation of $1,181. The asset was disposed of during 2010. The depreciation expense was $2,164 and $1,181 for the years ended December 31, 2010 and 2009, respectively, and is included in general and administrative expense on the consolidated statement of operations.

Impairment of Long-Lived and Intangible Assets - Long-lived assets consist of property and equipment and intangible assets. Intangible assets were comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believed the carrying value of its AvocadoMan brand name will not be recoverable in the future and so it recorded an impairment loss of $30,000 during the year ended December 31, 2009.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, receivables, accounts payable, and accrued expenses approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the notes payable issued approximate fair value as of the balance sheet date presented, because interest rates and other terms on these instruments approximate terms currently available on similar instruments.

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

Results of Operations

Results of operations for the year ended December 31, 2010 compared to year ended December 31, 2009

For the period from inception (February 19, 2008) until March 31, 2009, the Company was a development stage company with little revenues. The Company began to earn revenues during March 2009 and recorded substantial revenues during the second quarter of 2009 and therefore the Company’s is no longer reporting as a development stage company.

For the year ended December 31, 2010, net sales of $1,335,287 were recorded compared to $4,268,680 for the year ended December 31, 2009. The $2,933,393, or 69%, decrease is attributable to the former financial services company ceasing operations and accordingly, was no longer able to advance 85% of qualified customer invoices to the Company.

For the year ended December 31, 2010, cost of goods sold was $1,379,551 compared to $4,265,201 for the year ended December 31, 2009.

For the year ended December 31, 2010, gross loss was $44,264 compared to $3,479 gross profit for the year ended December 31, 2009. Until such time as The Company has sufficient capital to efficiently purchase the Company’s products the Company will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the year ended December 31, 2010, general and administrative (G&A) expenses of $1,797,478 compared to $3,150,800 for the year ended December 31, 2009. The decrease in G&A expenses of $1,353,322 or 43% is primarily attributable to decreased stock compensation costs of approximately $1,326,000 for lower executive and director compensation and financing compensation.  An increase of approximately $163,000 for professional fees was offset by a decrease in travel expense of approximately $50,000 and a decrease in payroll expense of approximately $129,000.  Contributing to the payroll decrease was Parker Booth, CEO, voluntarily reducing his annual salary from $300,000 to $180,000 during May 2010.

For the year ended December 31, 2010, operating loss was $1,841,742 compared to $3,147,321 for year ended December 31, 2009. The $1,305,579 or 41% decrease in net loss was primarily attributable to the decreased operating expenses described above.

For the year ended December 31, 2010, other expense was $291,869 compared to $165,892 for year ended December 31, 2009. The Company recorded interest expense of $53,689 and $18,362 on notes and loans payable for the year ended December 31, 2010 and 2009, respectively.  The interest expense for the year ended December 31, 2010 and 2009 also includes $177,267 and $61,827, respectively, amortization of discount on notes payable, $35,496 and $0, respectively, amortization of derivative discount on notes payable and $14,169 and $55,703, respectively, related to factor advances.  During the year ended December 31, 2009, the Company wrote off a deposit related to an intangible asset that was deemed impaired for $30,000. During the year ended December 31, 2010, an $11,248 loss on derivative liability for convertible notes payable was recorded.

For the year ended December 31, 2010, net loss was $2,133,611 or $1.11 basic and diluted loss per share compared to $3,313,213 or $2.59 basic and diluted loss per share for the year ended December 31, 2009. The $1,179,602 or 36% decrease in net loss was primarily attributable to the decreased operating expenses described above.

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

The Company’s consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2010, the Company has limited cash, a working capital deficit of approximately $3,129,000 and has accumulated losses of approximately $10,397,000 since its inception and has withheld $98,982 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The company is currently delinquent with its payroll tax filings since December 31, 2008. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Generally, The Company has primarily financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to December 31, 2010, the Company received approximately $212,000 from the sale of the Company’s common stock. For the period from inception (February 19, 2008) to December 31, 2010, the Company received proceeds from notes payable of $1,127,784 of which $132,300 has been paid back and $535,487 has been converted to shares of the Company’s common stock as of December 31, 2010.

The Company has limited funding available for marketing and will rely solely on the Company’s ability to raise debt or equity funds in the immediate future.

The Company’s contractual obligation consists of notes and loans payable in the amount of $516,775 including accrued interest of $56,779, for the notes at December 31, 2010.

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

On September 17, 2010, an individual advanced to the Company $14,000. The loan bears interest at 7% and is due on demand.

During March, 2010, September 2010 and October 2010 an employee of the Company loaned to the Company $16,000, $24,990 and $8,968, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand.

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

On October 17, 2011, the Company issued a $400,000 convertible multi-draw term loan facility (“loan”) to an entity owned by a related party.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. In addition, the related party received a warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal extended to the Company up to 1,000,000 shares. The Company is currently negotiating an extension of such loan.

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

Net Cash Flows

For the year ended December 31, 2010, net cash used in operating activities was $252,149 as compared to $661,924 for the year ended December 31, 2009. The decrease of $409,775 or 62% was primarily attributable to improvements in account receivable on decreased sales volume and accounts payable as the Company’s cash shortage and decreased operations limited the Company from paying down payables.

For the year ended December 31, 2010, cash provided in investing activities was $6,800 as compared to cash used in investing activities of $8,500 for the year ended December 31, 2009. During 2010, the Company sold for $6,800 the property and equipment purchased in 2009 for $8,500.

For the year ended December 31, 2010, net cash provided by financing activities was $246,579 as compared to $670,405 year ended December 31, 2009. The decrease of $423,826 or 63% was related to decreases in loans and advances from officer, directors and others.

At December 31, 2010 and 2009, the Company had 33,750 stock options and 394,858 and 300,008, respectively, common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $10.20 per share. The outstanding warrants have an exercise price from $0.001 per share to $20.00 per share. Accordingly, at December 31, 2010, the outstanding options and warrants represented a total of 428,608 shares issuable for a maximum of $6,364,493 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder. The holders of at least 80% of the Warrants agreed to a call provision by us on 10 days’ notice to them if (i) the bid price of the Company’s common stock is quoted at $25.00 per share or higher and the average share volume exceeds 300,000 shares for at least one day, and (ii) the shares underlying the warrants are subject to a current registration statement on file with the SEC.  In November 2011, 20,000 of the warrants expired and on December 31, 2011 300,008 warrants expired.  There is no assurance that any of these options or any additional warrants will be exercised.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 18, 2011, the Company notified Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.) (“MHM”) that they would be dismissed effective immediately as the Company’s independent registered public accounting firm, as reported on Current Report 8-K dated December 6, 2011. The decision to discontinue the audit services of MHM was approved by the Company’s Board of Directors upon the recommendation of the Chairman of the Audit Committee.

On October 26, 2011, the Company retained Marcum, LLP (“Marcum”) as the Company’s new independent registered public accounting firm to audit Registrant’s financial statements for the fiscal years ending December 31, 2010 and December 31, 2011. The appointment was approved by the Company’s Board of Directors upon the recommendation of the Chairman of the Audit Committee.

The report of MHM on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2009 and December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2009 and 2008 and through October 18, 2011, there has been no disagreement with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the subject matter of the disagreement in its report.

The Company has provided MHM with a copy of the Form 8-K dated December 6, 2011 prior to its filing with the SEC to which MHM furnished a letter addressed to the SEC stating that it agreed with the statements made above.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. The Company’s principal executive officer and principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

The controls designed were adequate for financial disclosures required for the preparation of the 10-K filing; however due to lack of resources in the Company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-K, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the 10-K report.  This model will be maintained and updated by Company staff and management as new business transactions require additional financial disclosures. As the Company obtains additional  resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.  During October 2011, the Company hired Barry Brookstein as Chief Financial Officer to augment the Company’s internal controls procedures and expand the Company’s accounting staff.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets;
•
provide reasonable assurance that The Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statement.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2010.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents a material weakness at December 31, 2010:

•
Due to the limited number of Company personnel, a lack of segregation of duties and responsibilities with respect to our cash and control over the disbursements related thereto. An essential part of internal control is for certain procedures to be properly segregated and the results of their performance are adequately reviewed. This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person.

As a result of this material weakness described above, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

Changes in internal control over financial reporting

Based on the evaluation of the Company’s management as required by paragraph (d) of Rule 13a-15(f) or 15d-15(f) under the SEC Act of 1934 the Company believes that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEES AND CORPORATE GOVERNANCE

As of December 31, 2010, the names, ages and positions of the Company’s directors and executive officers are as follows:

Name of Director	Age	Position(s) with the Company	Director/Officer Since

Parker Booth	55	Chief Executive Officer, Chief Financial Officer & Director	2008
Alicia Smith Kriese	46	Director	2008
Michael Rosenthal	67	Director	2009
Mark Klein	37	Director	2009

There is no family relationship between any of the Company’s directors or executive officers.

Thomas Morrison – Non-Executive Chairman of the Board of Directors

On April 22, 2010, Mr. Morrison resigned as the Non-Executive Chairman of the Board of Directors of the Company.

Parker Booth – Chief Executive Officer and Director

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

James Haworth – Director

On March 5, 2009, Mr. Haworth resigned as Director of the Company.

Alicia Smith Kriese – Director

On February 24, 2012, Ms. Kriese resigned as Director of the Company.

Dr. Corey Ruth – Director

On March 11, 2010, Dr. Ruth resigned as Director of the Company.

Michael Rosenthal – Director

On August 10, 2009, Michael Rosenthal joined the Company’s Board of Directors. Mr. Rosenthal has served since 1986 as Chairman and President of M.J. Rosenthal and Associates, Inc., an investment and consulting firm. Mr. Rosenthal has been Chairman of Skins, Inc., since 2005, and Chairman and CEO of Bill Blass New York, a high-end manufacturer of men's and women's clothing, from January 2006 through November 2007, and Chairman through November 2008. From 1984 to 1986, Mr. Rosenthal served as a partner and a Managing Director of Wesray Capital Corp, an investment company, and prior to that was Senior Vice President and Managing Director of the Mergers and Acquisitions Department of Donaldson, Lufkin, and Jenrette, Inc., an investment banking firm. Mr. Rosenthal has also served as Chairman, director or Chief Operating Officer to a number of other companies including Wilson Sporting Goods, Northwestern Steel & Wire Company, Western Auto Supply Company and Star Corrugated Box Company, Inc.

Mark Klein – Director

On August 10, 2009, Mark Klein joined the Company’s Board of Directors. Mr. Klein began working on the business concept behind the predecessor of Skins Footwear Inc. in 2002 and was appointed President and Chief Executive Officer of Skins Footwear Inc. on May 18, 2004. He has served in the capacity of President and CEO of both Skins Inc. and Skins Footwear Inc. from 2004 to Present. From 2001, Mr. Klein served as the Sales Director for ICQ Mobile, the mobile instant messaging division of AOL Time Warner. From 1999 to 2001, he was a senior marketing and sales executive for both Comverse Network Systems (CMVT) and Oraios.com, where he directed, created and implemented sales and marketing initiatives.

Board of Directors and Committees

Board Meetings

During calendar 2010, the Board of Directors of the Company held two meetings. Each director attended the meetings of the Board of Directors. The Company expects each of the Company’s directors to attend the Company’s Annual Meeting every year, unless extenuating circumstances prevent their attendance.

Committees

Currently the Company has no board committees. The Company’s board acts as the Company’s Audit, Compensation and Nominating and Governance Committee although the Company’s intend to appoint such committees in the future comprised of a majority of members who will be independent directors.

Director Compensation

The Company’s has not paid the Company’s directors fees for attending any meetings of the Company’s Board of Directors. The Company reimburses each director for reasonable travel expenses related to such director’s attendance at Board of Directors’ meetings. The Company’s directors were given stock for joining the Company. See “Executive Compensation” below.

Director Independence

As the Company’s common stock is traded using Pink Sheets and not listed on one of the national securities exchanges, it is not subject to any director independence requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Based solely upon the Company’s review of copies of such forms the Company has received, and other information available to us, to the Company’s knowledge:

James Haworth, a former Director, filed his Form 3 late, on March 18, 2010.

Parker Booth, Chief Executive Officer and a Director, did not file a Form 4 for the 3,858,574 Company shares issued to him during February 2011 and the 478,681 Company shares issued to him during June 2011.

Michael Rosenthal, a Director, filed his Form 3 late, on March 25, 2010. He did not file a Form 4 for the 964,643 Company shares issued to him during February 2011, the 382,944 Company shares issued to him during June 2011 and for the 125,000 Company warrants earned in February 2012.

Mark Klein, a Director, filed his initial Form 3 late, on March 25, 2010. The Company did not file a Form 4 for the 25,000 Company shares issued to him during February 2011.

   Alicia Smith Kriese, a Director, did not file a Form 4 for the 25,000 Company shares issued to her during February 2011.

Barry Brookstein, Chief Financial Officer and a Director, did not file his Form 3. He also did not file any reports with respect to the 1,000,000 Company warrants granted him during October 2011 through May 2012.

Chris White, 10% owner and employee, did not file his Form 3 for the 352,541 Company shares issued to him during February 2011. He also did not file a Form 4 for the 30,402 Company shares issued to him during June 2011 and the 2,950,000 Company stock options granted him during July 2011.

Summit Trading LTD, 10% owner and consultant providing investor and public relations, did not file a Form 3 for the 695,930 Company shares issued during February 2011. The consultant also did not file a Form 4 and for the 3,473,708 Company shares earned during August 2011.

Code of Ethics

The Company’s has not adopted a Code of Ethics policy. The Company is in the process of establishing such policy.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2010 of the principal executive officer, principal financial officer, in addition to, as applicable, the Company’s three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “Named Executive Officers”).

2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Morrison Non-Executive Chairman of the Board (1)

	2010	-		-	-		-	-	-	-		-
	2009	-		-	225,000	(2)	-	-	-	-		225,000
Parker Booth, Chief Executive Officer, Chief Financial Officer & Director (3)

	2010	228,231	(4)	-	-			-	-	10,800	(6)	239,031
	2009	300,000		-	388,050	(5)	-	-	-	10,800	(6)	698,850
James Haworth, Director

	2010			-	-		-	-	-	-		-
	2009			-	-		-	-	-	-		-
Alicia Smith Kriese, Director

	2010			-			-	-	-	-		-

	2009	-	18,480	(7)	-	-	-	-	18,480
Dr. Corey Ruth, Director	2010
	2009		192,720	(8)					192,720

Michael Rosenthal, Director

	2010	-	2,500	(9)					2,500
	2009	-	45,500	(10)					45,500
Mark Klein, Director

	2010	-
	2009	-	45,500	(11)					45,500

_____________________________

(1)	Mr. Morrison resigned as Chief Executive Officer and Chief Financial Officer on December 11, 2009 and retired from the Company on April 22, 2010.

(2)	Value of 125,000 shares of the Company’s common stock received as compensation.

(3)	Mr. Booth was promoted to Chief Executive Officer and Chief Financial Officer on December 11, 2009.

(4)	Mr. Booth's salary was reduced to $180,000 a year beginning May 16, 2011. $112,846 of his salary was not paid.

(5)	Value of 107,250 shares of the Company’s common stock received as compensation.

(6)	Relates to automobile benefits.

(7)	Value of 11,550 shares of the Company’s common stock received as a financing incentive.

(8)	Value of 43,800 shares of the Company’s common stock received as director compensation and for a financing incentive.

(9)	Value of 2,500 shares of the Company’s common stock earned as director compensation.

(10)	Value of 17,500 shares of the Company’s common stock earned as director compensation. These shares were issued in March 2010.

(11)	Value of 17,500 shares of the Company’s common stock earned as director compensation. These shares were issued in March 2010.

Only Mr. Booth has a formal employment or consulting agreement.

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards	Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Parker Booth, Chief Executive Officer, Chief Financial Officer & Director (1)	22,500(1)	11,250	-	10.2	September 30, 2013	-	-	-	-

_________________
(1) Mr. Booth was promoted to Chief Executive Officer and Chief Financial Officer on December 11, 2009. This award was granted on October 1, 2008, upon joining the Company.

Employment/Consulting Agreements
On July 1, 2008, the Company executed a 16 month consulting agreement with William J. Gallagher to provide financial advisory, investor relations and certain administrative services for $6,250 per month. The Company accrued consulting compensation for Mr. Gallagher beginning on July 1, 2008. This contract terminated on October 31, 2009 and was not renewed. The accrued expense for $100,000 has not been paid and remains a liability of the Company at December 31, 2010.

On October 1, 2008 the Company executed an employment offer with Mr. Booth as the Company’s President, which was effective on November 15, 2008 and provides for an annual salary of $300,000, participation in the Company’s annual performance-based incentive plan (PIP) that could increase the compensation up to 50% based on meeting projected strategic outputs and profit objectives to be determined by the Board of Directors, pay the premium on current $300,000 Life Insurance Policy, a $900 per month car allowance and participation in any other benefits that the Company may offer. The agreement also included options to purchase 33,750 shares of the Company stock at $10.20 per share that vest over a three year period beginning:

September 30, 2009 for 1/3 of the options
September 30, 2010 for 1/3 of the options
September 30, 2011 for 1/3 of the options

The options expire five years from the date of the original grant. The Company accrued the salary for Mr. Booth beginning on November 15, 2008 through June 1, 2009. Beginning on June 1, 2009, Mr. Booth began receiving his salary. Mr. Booth's salary was reduced to $180,000 a year beginning May 16, 2010.   The Company accrued the salary for Mr. Booth beginning on May 16, 2010 through December 31, 2010. The accrued salary of $291,373 through June 1, 2009 and between June 1, 2010 and December 31, 2010 has not been paid and remains a liability of the Company at December 31, 2010.

Liability and Indemnification of Officers and Directors

The Company’s Articles of Incorporation provide that liability of directors to us for monetary damages is eliminated to the full extent provided by Nevada law. Under Nevada law, a director is not personally liable to us or the Company’s stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director’s duty of loyalty to us or the Company’s stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) for authorizing the unlawful payment of a dividend or other distribution on the Company’s capital stock or the unlawful purchases of the Company’s capital stock; (iv) a violation of Nevada law with respect to conflicts of interest by directors; or (v) for any transaction from which the director derived any improper personal benefit.

The effect of this provision in the Company’s Articles of Incorporation is to eliminate the Company’s rights and the Company’s stockholders’ rights (through stockholders’ derivative suits) to recover monetary damages from a director for breach of the fiduciary duty of care as a director (including any breach resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (v) above. This provision does not limit or eliminate the Company’s rights or the rights of the Company’s security holders to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s duty of care or any liability for violation of the federal securities laws.

Insofar as indemnification for liabilities arising under the Act may be permitted to the Company’s directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the date of this filing, there are 11,032,593 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this filing, including any conversion privileges, stock options or warrants exercisable within 60 days of the date of this filing, by (i) each person who is known by us to own beneficially more than 10% of the Company’s outstanding common stock; (ii) each of the Company’s executive officers and directors; and (iii) all of the Company’s executive officers and directors as a group. Each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address of each owner who is an officer or director is in care of the Company at 401 Monterey Street, Suite 202 Salinas, CA 939010.

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percentage Beneficially Owned
Directors and Executive Officers:
Parker Booth, Chief Executive Officer	5,419,233	(2)	49.0%
Barry Brookstein, Chief Financial Officer and Director	1,000,000	(3)	8.3%
Michael J. Rosenthal, Director	1,647,831		14.9%
Mark Klein, Director	42,500		0.4%
Executive Officers and Directors as a group (4 persons)	8,109,564		67.2%

10% or more Stockholders:
Chris White	1,857,943	(4)	14.9%
Summit Trading	4,169,638	(5)	28.7%

(1) All shares post 20:1 reverse-split
(2) This amount includes 33,750 shares of common stock purchase options.
(3) Includes 1,000,000 shares of common stock issuable upon the exercise of warrants currently exercisable at $0.10 per share by Spirits Management Inc., an entity in which Mr. Brookstein is a 100% shareholder.

(4) This amount includes 1,475,000 shares of common stock purchase options.
(5) Includes 3,473,708 shares of common stock earned and not issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fourth quarter of 2008 through December 31, 2010, Parker Booth, Chief Executive Officer, advanced the Company $620,560. The advances are evidenced by a promissory note bearing interest at 5% per annum. The promissory notes also include the issuance of 133,437 shares of the Company’s common stock to Mr. Booth as a financing incentive.  The unpaid balance including accrued interest was $265,745 at December 31, 2010.

In October and December 2009, Mike Rosenthal, Director, advanced the Company $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum. The unpaid balance including accrued interest was $42,753 at December 31, 2010. The promissory notes also include the issuance of 45,000 shares of the Company’s common stock to Mr. Rosenthal as a financing incentive. These shares were issued in Mr. Rosenthal in March 2010.

In November 2009 and February 2010, Morrison Partners, LLC, (Tom Morrison, former CEO and Chairman of Board of the Company) advanced the Company $25,000. The advance is evidenced by promissory notes bearing interest at 5% per annum. The unpaid balance including accrued interest was $26,222 at December 31, 2010. The promissory note also includes the issuance of 2,770 shares of the Company’s common stock as a financing incentive. These shares have not been issued to Morrison Partners, LLC.

In December 2009, Corey Ruth, Director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum. The loan was paid back in February 2010. The promissory note also includes the issuance of 10,000 shares of the Company’s common stock to Dr. Ruth as a financing incentive. These shares were issued in Dr. Ruth in March 2010.

Interest inclusive of amortized financing discount on the aforementioned related party notes aggregated $208,742 and $52,528 for the years ended December 31, 2010 and 2009, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The aggregate audit fees billed to us by Marcum LLP, our principal accountant for professional services rendered during the fiscal year ended December 31, 2010 were $50,000.

The aggregate audit fees billed to us by MHM Mayer Hoffman McCann CPAs (The New York practice of Mayer Hoffman McCann P.C) for professional services rendered during the fiscal year ended December 31, 2009 were $10,000.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC ALLIANCE, INC.

By: /s/ Parker Booth
Parker Booth
Chief Executive Officer and Director

Date: June 18, 2012

By: /s/ Barry Brookstein
Barry Brookstein
Chief Financial Officer (Principal
Accounting Officer)

Date: June 18, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title

/s/ Parker Booth
Parker Booth	Chief Executive Officer and Director,

/s/ Barry Brookstein
Barry Brookstein	Chief Financial Officer (Principal Accounting
Officer) and Director
/s/ Michael Rosenthal
Michael Rosenthal	Director

/s/ Mark Klein
Mark Klein	Director

Organic Alliance Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Organic Alliance, Inc.

We have audited the accompanying consolidated balance sheet of Organic Alliance, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Alliance, Inc., as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2010 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum llp
New York, New York

June 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Organic Alliance, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Organic Alliance, Inc. and Subsidiary (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organic Alliance, Inc. and Subsidiary at December 31, 2009, and the results of their operations and their cash flows for year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MHM Mayer Hoffman McCann CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
May 18, 2010

Organic Alliance Inc. and Subsidiary
Consolidated Balance Sheet

	As of December 31,
	2010	2009

Assets
Current assets:
Cash	$1,461	$231
Accounts receivable, net	48,598	104,518
Due from factor	-	18,908
Prepaid expenses and other current assets	12,631	7,632
Total current assets	62,690	131,289

Non-current assets:
Property and equipment, net	-	7,319

Total Assets	$62,690	$138,608

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,588,115	$735,828
Accrued expenses and other current liabilities	1,053,189	411,236
Derivative liabilities	84,819	-
Notes payable to related parties and others, net of discounts	465,416	594,356
Total current liabilities	3,191,539	1,741,420

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares authorized; -0- shares issued
and outstanding as of December 31, 2010 and 2009	-	-
Common stock, $.0001 par value, 100,000,000 and 3,000,000
shares authorized, 2,859,475 and 1,364,997 shares issued and
outstanding as of December 31, 2010 and 2009, respectively	286	136
Additional paid-in capital	7,267,666	6,660,242
Accumulated deficit	(10,396,801)	(8,263,190)
Total stockholders' deficiency	(3,128,849)	(1,602,812)

Total Liabilities and Stockholders' Deficiency	$62,690	$138,608

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance Inc. and Subsidiary
Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2010	2009

Revenue	$1,335,287	$4,268,680
Cost of sales	1,379,551	4,265,201

Gross margin (loss)	(44,264)	3,479

General and administrative expenses	$1,797,478	$3,150,800

Operating loss	(1,841,742)	(3,147,321)

Other (income) expense:
Interest expense	280,621	135,892
Change in fair value of derivative liability	11,248	-
Loss from impairment of intangible asset	-	30,000
Total net other expenses	291,869	165,892

Net loss	$(2,133,611)	$(3,313,213)

Basic and diluted loss per share	$(1.11)	$(2.59)

Weighted average number of
common shares outstanding - basic and diluted	1,915,200	1,278,269

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficiency
	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2008	656,598	66	4,655,464	(4,949,977)	(294,447)

Issuance of common stock for services	499,545	50	1,276,012		1,276,062
Issuance of common stock related to financing transaction	174,854	17	342,727		342,744
Proceeds from issuance of common stock	12,500	1	24,999		25,000
Common stock granted for services to be issued			91,000		91,000
Discount on shares issued for notes payable	21,500	2	26,266		26,268
Discount on notes payables for common stock to be issued	-	-	208,911		208,911
Share-based compensation	-	-	34,863		34,863

Net loss	-	-	-	(3,313,213)	(3,313,213)

Balance at December 31, 2009	1,364,997	$136	$6,660,242	$(8,263,190)	$(1,602,812)

Issuance of common stock for services	62,500	6	22,494		22,500
Issuance of common stock related to financing transaction	55,000	6	(6)		-
Issuance of common stock to retire debt of related parties and others	1,301,220	130	512,859		512,989
Conversion of notes payable into shares of common stock	75,758	8	14,992		15,000
Discount on conversion option			8,000		8,000
Discount on shares issued for notes payable	-	-	9,200		9,200
Share-based compensation	-	-	39,885		39,885

Net loss	-	-	-	(2,133,611)	(2,133,611)

Balance at December 31, 2010	2,859,475	$286	$7,267,666	$(10,396,801)	$(3,128,849)

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,133,611)	$(3,313,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	16,500	1,709,806
Depreciation expense	2,164	1,181
Share-based compensation	39,885	34,863
Gain on extinguishment of debt	(9,952)	-
Change in fair value of derivative liability	11,248	-
Gain on sales of equipment	(1,645)	-
Provision for doubtful accounts	40,917	53,327
Loss from impairment of intangible assets	-	30,000
Amortization on discount of note payable	212,763	61,827
Changes in operating assets and liabilities:
Accounts receivable	15,003	(157,845)
Due from factor	18,908	(18,908)
Prepaid expenses and other current assets	1,001	(3,172)
Accounts payable	852,287	593,930
Accrued expenses and other current liabilities	682,383	346,280
Net cash used in operating activities	(252,149)	(661,924)

Cash flows from investing activities:
Purchase of equipment	-	(8,500)
Proceeds from the sale of equipment	6,800	-
Net cash provided by (used in) investing activities	6,800	(8,500)

Cash flows from financing activities
Proceeds from notes and loans payable	333,879	690,405
Proceeds from issuance of common stock	-	25,000
Principal payments on note payable	(87,300)	(45,000)
Net cash provided by financing activities	246,579	670,405

Net increase (decrease) in cash	1,230	(19)
Cash - beginning of the year	231	250
Cash - end of the year	$1,461	$231

Supplemental disclosures:
Interest paid	$33,078	$52,066

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$90,771	$235,179

Issuance of common stock to consultants for services
to be provided over a one year term	$888,724	$-

Issuance of common stock to settle notes payable	$512,990	$-

Issuance of common stock to convert notes payable	$15,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND OTHER MATTERS

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

On April 29, 2008, NB Design, a Nevada corporation, acquired all 10,916,917 issued and outstanding shares of common stock of Organic Texas for 464,999 shares of the NB Design’s shares of common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design.  The Company operates in California.

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

Basis of Presentation - The Company's consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the rules and regulations for the SEC.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include but are not limited to, realization of deferred tax assets, allowance for doubtful accounts, derivative liabilities and assumptions used in share based payment transactions.  Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly owned subsidiary, Organic Texas. Inc. (collectively, the "Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2010 and 2009, the Company did not hold any cash equivalents.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. The allowance for doubtful accounts amounted to $53,007 and $12,090 at December 31, 2010 and 2009, respectively.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held no inventory as of December 31, 2010 and 2009, respectively.

Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful life of three years. At December 31, 2009, property and equipment consisting of a single motor vehicle was $8,500, less accumulated depreciation of $1,181. The asset was disposed of during 2010. The depreciation expense was $2,164 and $1,181 for the years ended December 31, 2010 and 2009, respectively, and is included in general and administrative expense on the consolidated statement of operations.

Impairment of Long-Lived and Intangible Assets - Long-lived assets consist of property and equipment and intangible assets. Intangible assets were comprised of AvocadoMan brand and an order processing web software system. The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believed the carrying value of its AvocadoMan brand name will not be recoverable in the future and so it recorded an impairment loss of $30,000 during the year ended December 31, 2009.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, receivables, accounts payable, and accrued expenses approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the notes payable issued approximate fair value as of the balance sheet date presented, because interest rates and other terms on these instruments approximate terms currently available on similar instruments.

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

The fair value of share-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges for the years ended December 31, 2010, and 2009:

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

•
Major customers - The Company has four major customers, which accounted for approximately 58% and 74% of sales for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, the total sales comprised of customer A 17%, customer B 16%, customer I 14% and customer C 11% compared to the year ended December 31, 2009, comprised of customer D 26%, customer E 21%, customer F 14% and customer G 13%.  The loss of any of these customers could adversely affect the Company's operations.

•
Major receivables - The Company has two major receivables at December 31, 2010 comprised of customer H 51% and I 43% compared to four major receivables at December 31, 2009, comprised of customer D 31%, customer J 20%, customer K 13% and customer E 13%.

•
Major suppliers - The Company has four and three major suppliers, which accounted for approximately 46% and 53% of purchases for the years ended December 31, 2010 and 2009, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.   In computing net loss per share, the 74,850 warrants outstanding having an insignificant exercise price are deemed to be outstanding common stock.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Potential common shares consist of 353,758 and 333,758 common shares issuable upon exercise of stock options and warrants using the treasury stock method for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the Company stock options outstanding totaled 33,750. In addition, at December 31, 2010 and 2009, the Company’s warrants outstanding totaled 320,008 and 300,008, respectively. The Company’s options and warrants were excluded in diluted loss per share for years ending December 31, 2010 and 2009, respectively, since the Company incurred a net loss from operations and these options and warrants have an anti-dilutive effect.

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2010, the Company has limited cash, a working capital deficit of approximately $3,129,000 and has accumulated losses of approximately $10,397,000 since its inception and has withheld $98,982 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The company is currently delinquent with its payroll tax filings since December 31, 2008. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

5.   INCOME TAXES

The Company files tax returns in U.S. Federal, California, and local jurisdictions, and has tax returns subject to examination by tax authorities beginning in the year ended December 31, 2008.

The income tax provision (benefit) consists of the following:

	December 31,
	2010	2009
Federal
Current	$–	$–
Deferred	(720,113)	(1,103,000)

State and local
Current	–	–
Deferred	(199,894)	(169,000)
	(920,007)	(1,272,000)
Change in valuation allowance	920,007	1,272,000
Income tax provision (benefit)	$–	$–

The components of deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Share based compensation	$2,339,470	$2,173,000
Start-up costs	300,792	276,000
Federal net operating loss carryovers	934,772	501,000
State net operating loss carryovers	255,664	-
Bad debt reserve	21,115	-
Related party interest expense	10,302	-
Accrued compensation	7,890	-
Derivative liability	17,823	-
Total deferred tax assets	3,887,828	2,950,000
Less: valuation allowance	(3,870,007)	(2,950,000)
Deferred tax asset, net of valuation allowance	17,821

Deferred tax liabilities
Discount on convertible debt	(17,821)	-
Total deferred tax liabilities	(17,821)	-
Net deferred tax asset (liabilities)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2010 and December 31, 2009.  The increase in valuation allowance was $920,007 and $1,272,000 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and December 31, 2009, the Company had approximately $2,750,000 and $1,200,000, respectively, of US federal net operating loss carryovers (“NOL’s”).  As of December 31, 2010 and 2009, the Company had approximately $2,890,000 and $1,200,000 of state NOL’s, respectively.  The federal and state NOL’s expire beginning 2028.  If not used, these NOL’s may be subject to limitation under Internal Revenue Code Section 382 (“Section 382”) should there be a greater than 50% ownership change as determined under the regulations.  The Company has conducted a preliminary Section 382 analysis and has determined that there was a change of ownership on April 29, 2008 when the Company entered into the reverse merger with Organic Texas and that the Company’s pre-merger NOL’s are subject to an annual limitation of $32,761.  The Company has not filed its federal and state tax returns since December 31, 2008 and therefore, the NOL’s for periods subsequent to 2008 will not be available to offset future taxable income until the tax returns are filed with the respective federal and state tax authorities.

A reconciliation of the benefit from income taxes based on the Federal statutory rate to the Company’s effective rate for years ended December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
	%	%
U.S. Statutory federal rate	(34)	(34)
State income tax, net of federal benefit	(5.8)	(6)
Other permanent differences	(3.3)	-
Change in valuation allowance	43.1	40
Income tax provision (benefit)	-	-

Tax benefits are recognized only for tax purposes that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.  As of December 31, 2010 and 2009, no liability for unrecognized tax benefits was required to be reported.  The guidance also discusses the classification of related interest and penalties on income taxes.  The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense.  No interest or penalties were recorded during the years ended December 31, 2010 and 2009.

6.	PREFERRED STOCK

The Company’s articles of incorporation authorizes the Company's Board of Directors to issue up to 10,000,000 shares of preferred stock, having no par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At December 31, 2010 and 2009, no shares of preferred stock were issued or outstanding.

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of common stock of the Company equivalent to 25% of outstanding common shares, as defined in the agreement.  The consultant elected to receive common stock directly as compensation.  The Company calculated the number of common shares owed at 4,169,638 with a value of approximately $869,000.  This amount will be amortized over the term of the agreement.  Compensation expense of $362,044 was recorded during the year ended December 31, 2010, in the accompanying statements of operations.  During March 2011, 695,930 shares were issued to the consultant; the remaining 3,473,708 shares of common stock have not been issued as of June 18, 2012.

7.	EQUITY TRANSACTIONS

Sales of Equity Securities:

During January 2009 and March 2009, the Company exchanged 87,354 shares of its common stock from a group of investors and related parties for two shares of the Company’s common stock (174,674 shares). The registered shares were transferred to Edge Trading, LLC and Partners in an unsuccessful attempt to obtain financing. As part of the transaction an additional 100,000 shares of the Company’s common stock were transferred to this group in January 2009. These shares were valued at $535,488, or $2.00 and $1.40 per share based on the closing price of the Company’s common stock in January and March 2009, the dates of the shares were exchanged. The Company received proceeds of $25,000 from this transaction, the remaining $510,488 is included in the general and administrative expense on the consolidated statement of operations.

During February 2009, the Company compensated Thomas Morrison, former chief executive officer, with 125,000 shares of the Company’s common stock, Parker Booth, chief executive officer, with 32,250 shares of the Company’s common stock and a financial consultant, with 100,000 shares of the Company’s common stock for service to the Company. The Company also compensated three investor relations consultants with a total of 13,500 shares of the Company’s common stock. The total compensation was valued at $487,350 or $1.80 per share based on the closing price of the Company’s common stock on the date of the shares issued.

During June 2009, the Company compensated Dr. Corey Ruth, former director, with 42,150 shares of the Company’s common stock, Parker Booth, chief executive officer, with 75,000 shares of the Company’s common stock and a financial consultant, with 23,800 shares of the Company’s common stock for services to the Company. The total compensation was valued at $620,180 or $4.40 per share based on the closing price of the Company’s common stock on the date of the shares issued.

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

During April 2010, a consultant was issued 25,000 fully vested shares of the Company’s common stock for investor relations consulting services to be provided over a one year term beginning April 18, 2010. The Company valued the transaction based on the fair value of its common stock on the date of issuance and will amortize the expense ratably over a one year term.  The compensation expense of $14,000 was recorded during the year ended December 31, 2010. A prepaid expense of $6,000 was recorded at December 31, 2010.

8.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and other, net of discounts consist of the following:
	December 31,	December 31,
	2010	2009

N Notes Payable (net of Financing Discount of $5,285 at December 31, 2010) (A)	$68,312	$51,171
Notes Payable – Related Parties (net of Financing Discount of $173,352 at December 31, 2009) (B)	394,761	543,185
Convertible Notes Payable (net of Derivative Debt Discount of $46,075 at December 31, 2010) (C)	2,343	-
Total	$465,416	$594,356

(A)	Notes Payable

In July 2009, an individual advanced to the Company $50,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The advance provides for the issuance of 8,300 shares of the Company’s common stock upon the maturity of the note as a financing incentive. The promissory note matured on November 1, 2009. The Company issued the 8,300 shares of the Company’s common stock during September 2009.  The Company recorded an aggregate debt discount of $9,968 to the face value of the notes based upon the relative fair values of the notes and the common stock. The discount is being accreted over the life of the note which amounted to $9,968 for the year ended December 31, 2009, and is included as a component of interest expense in the accompanying consolidated statement of operations.  The unpaid balance including accrued interest was $51,171 at December 31, 2009.  On July 7, 2010, the Company issued 125,000 shares of the Company’s common stock to pay off the promissory note including interest in full.  The carrying value of the promissory notes including interest approximated the value of the shares issued.

In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum.  As a financing incentive, the individual received warrants to purchase 20,000 shares of the Company’s common stock at $1.00 per share.  The warrants expired in November 2011.  The relative fair value of the warrants was estimated at $9,200 using the Black-Scholes method and has been recorded as a debt discount on the consolidated balance sheet as of December 31, 2010.  The discount is being accreted over the life of the note which amounted to $3,915 for the year ended December 31, 2010 and is included as a component of interest expense in the accompanying consolidated statement of operations.  The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $20,750 at December 31, 2010. The note has not been repaid as of June 18, 2012.

On September 17, 2010, an individual loaned to the Company $14,000. The loan bears interest at 7% and is due on demand.  The unpaid balance, including accrued interest, was $14,282 at December 31, 2010. The note has not been repaid as of June 18, 2012.
On November 3, 2010, the Company signed a $38,262 demand note with an interest rate of 5% per annum. The unpaid balance, including accrued interest, was $38,565 at December 31, 2010. The note was repaid in January 2011.

(B)	Notes Payable – Related Parties

In September 2008, Earnest Mathis, a former owner, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The promissory note matured on September 13, 2009.  The unpaid balance, including accrued interest, was $18,335 and $16,942 at December 31 2010 and 2009, respectively.  The note has not been repaid as of June 18, 2012.

During the fourth quarter of 2008 through December 31, 2010, Parker Booth, Chief Executive Officer, advanced the Company operating funds, of which an aggregate amount of $111,279 and $405,405 was advanced during 2010 and 2009, respectively. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The promissory notes with accrued interest were due on December 31, 2010.  The promissory notes also include the issuance of 133,437 shares of the Company’s common stock to Mr. Booth as a financing incentive.  The Company recorded a debt discount of $137,914 to the face value of the note based upon the relative fair values of the note and the common stock. The discount is being accreted over the life of the note which amounted to $130,074 and $7,840 for the years ended December 31, 2010 and 2009, respectively, and is included as a component of interest expense in the accompanying consolidated statements of operations.   On August 13, 2010, the Company consolidated the previous note dated April 21, 2010 into a single promissory note totaling $605,185 that pays interest at 5% and matured on December 31, 2010.  Between August 13, 2010 and December 31, 2010, Mr. Booth was paid $3,300 that reduced the outstanding balance of his promissory note.  On November 4, 2010, Mr. Booth purchased 940,977 shares of the Company’s common stock for a purchase price of $376,391 to retire a portion of his promissory note.  The promissory note outstanding balance was reduced by an amount equal to the purchase price. The unpaid balance including accrued interest was $265,745 and $508,293 at December 31, 2010 and December 31, 2009, respectively. Between December 31, 2010 and February 18, 2011, Mr. Booth contributed $24 that increased the outstanding balance of his promissory note.  On February 18, 2011, Mr. Booth purchased 3,858,574 shares of the Company’s common stock for a purchase price of $231,514 to retire all of his promissory note and $5,996 of the accrued interest.

In October and December 2009, Michael Rosenthal, director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The notes matured on March 31, 2010 and June 30, 2010, respectively.  The advances provide for the issuance of 45,000 shares of the Company’s common stock as a financing incentive.  The Company recorded an aggregate debt discount of $55,940 to the face value of the notes based upon the relative fair values of the notes and the common stock. The discount is being accreted over the life of the note which amounted to $33,208 and $22,732 for the years ended December 31, 2010 and 2009, respectively, and is included as a component of interest expense in the accompanying consolidated statement of operations.  These shares were issued to Mr. Rosenthal in March 2010.  On November 4, 2010, Mr. Rosenthal purchased 235,243 shares of the Company’s common stock for a purchase price of $94,098 to retire a portion of his promissory note.  The October 2009 $100,000 promissory note was reduced by an amount equal to the purchase price. The unpaid balance, including accrued interest, was $42,753 and $131,123 at December 31, 2010 and December 31, 2009, respectively. On February 18, 2011, Mr. Rosenthal purchased 964,643 shares of the Company’s common stock for a purchase price of $57,879 to retire the remaining portion his promissory notes plus accrued interest of $7,091.  The purchase price of the Company’s common stock exceeded the remaining portion of promissory notes plus accrued interest by $14,886. This amount is recorded as compensation expense in 2011.

In November 2009 and February 2010, Morrison Partners, LLC (Thomas Morrison, former CEO and Chairman of the Board is the President), advanced to the Company $10,000 and $15,000, respectively, totaling $25,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The November advance provides for the issuance of 2,770 shares of the Company’s common stock as a financing incentive.  The Company recorded a debt discount of $2,935 to the face value of the note based upon the relative fair values of the note and the common stock. The discount is being accreted over the life of the note which amounted to $2,494 and $441 for the years ended December 31, 2010 and 2009, respectively, and is included as a component of interest expense in the accompanying consolidated statement of operations.  The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $26,222 and $10,042 at December 31, 2010 and 2009, respectively. The shares have not been issued to Mr. Morrison as of June 18, 2012. The note has not been repaid as of June 18, 2012.

In December 2009, Dr. Corey Ruth, a former director, advanced to the Company $50,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The promissory note matured on February 4, 2010. The advance provided for the issuance of 10,000 shares of the Company’s common stock as a financing incentive.  The Company recorded a debt discount of $12,121 to the face value of the note based upon the relative fair values of the note and the common stock. The discount is being accreted over the life of the note which amounted to $7,756 and $4,545 for the years ended December 31, 2010 and 2009, respectively, and is included as a component of interest expense in the accompanying consolidated statement of operations.  The note principal was paid back in

February 2010. The 10,000 shares of the Company’s common stock were issued to Dr. Ruth during March 2010. The unpaid balance, including accrued interest, was $0 and $50,137 at December 31, 2010 and December 31, 2009, respectively.

During March, 2010, September 2010 and October 2010 an employee of the Company loaned to the Company $16,000, $24,990 and $8,968, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes. The unpaid balance including accrued interest was $41,706 at December 31, 2010. The promissory notes have not been repaid as of June 18, 2012.

Interest inclusive of amortized financing discount on the aforementioned related party notes aggregated $208,742 and $52,528 for the years ended December 31, 2010 and 2009, respectively.

(C) Convertible Notes Payable

On June 18, 2010 the Company issued a $25,000 convertible promissory note with a maturity date of March 21, 2011, and with an interest rate of 8% per annum. The note may be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 51% multiplied by the average of the lowest three trading prices for the Company's common stock during the previous 10 trading day period ending one trading day prior to the date of conversion. The Company received the $25,000 proceeds in July 2010. The note was paid off with cash in November 2010.  The payment of $38,261 includes interest expense of $13,261, which is included in other expense on the consolidated statement of operations.

On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days prior to the date of conversion.  The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $.099 per share.  During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $.14 per share. The unpaid balance, including accrued interest, was $40,215 at December 31, 2010.  During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $.045 per share. As of June 18, 2012, approximately $23,000 of the note and accrued interest remains unpaid.

On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011.  The holder, at any time, may convert the promissory note into shares of Company’s common stock at $0.05 per share.  The unpaid balance, including accrued interest, was $8,203 at December 31, 2010. The note has not been repaid as of June 18, 2012.

Derivative Financial Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivative and Hedging which requires issuers of financial statements to make a determination as to whether (1) an embedded conversion meets the definition of a derivative in its entirety and (2) the derivative would qualify for a scope exception to derivative accounting, which further includes evaluating whether the embedded derivative would be considered indexed to the issuer’s own stock.

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

The Company evaluated the conversion option embedded in its two variable convertible notes issued during the year December 31, 2010 of which one remains outstanding as of December 31, 2010, in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules.

On dates of issuance, the fair value of the derivative liability was $73,571. The revaluation of the derivative liability as of December 31, 2010 resulted in a fair value of $84,819. The increase in the fair value resulted in a loss of $11,248 for the year ended December 31, 2010.

The Company uses the Black-Scholes option-pricing model, which approximates the lattice model, to estimate the value of its derivative liability. The expected volatility range was 40.00% to 66.41%, based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the derivative liability as of the valuation date. The expected term ranges from nine months to two years and represents the period of time that the derivative liability is expected to be outstanding. The risk free rate range was .190% to .655%, based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

9. FAIR VALUE MEASURES

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and December 31, 2009, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
December 31, 2010	$–	$–	$84,819	$84,819
December 31, 2009	$–	$–	$--	$--

The derivative liabilities are measured at fair value using the Black-Scholes options pricing model, which approximates the lattice model, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the years ended December 31, 2010 and 2009.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For The Years Ended
	December 31,
	2010	2009

Fair value, beginning of period	$-	$-
Derivative liabilities recorded during the period	73,571	-
Net unrealized (gain) loss on derivative financial instruments	11,248	-
Fair value, end of period	$84,819	$-

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

The fair value of the options was determined to be $100,230 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $3.00, expected term of 5 years, expected dividends of 0, 246.3% volatility, and a risk-free interest rate of 2.31%. The Company recognized compensation expense included in general and administrative expense on the consolidated statement of operations for the year ended December 31, 2010 and 2009, for $34,864 and $34,863, respectively.

Options Summary:

A summary of option activity as of December 31, 2010 and 2009 and changes during the year ended December 31, 2010 and 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Remaining Contractual Term

Options
Granted – 2008	33,750	$10.20	2.88	-
Outstanding, December 31, 2010 and 2009	33,750	$10.20	2.88	-
Exercisable, December 31, 2010	22,500	$10.20	2.88	-

A summary of the status of the Company's non-vested shares as of December 31, 2010, and changes during the years ended December 31, 2010 and 2009, is presented below:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2009	33,750	3.0
Vested	(11,250)	3.0
Non-vested, January 1, 2010	22,500	$3.0
Vested	(11,250)	3.0
Non-vested, December 31, 2010	11,250	$3.0

The Company expects to issues shares upon exercise of the options from its authorized shares of common stock.

Common Stock Warrants:

At December 31, 2010 the Company had the following warrants outstanding:

Number of Warrants	Exercise Price	Expiration Date
300,008	20.00	December 31, 2011
20,000	1.00	November 17, 2011
74,850	0.001	September 27, 2013
394,858

During 2010, the Company issued 74,850 warrants and no warrants expired.  During 2009, no warrants were issued or expired.  The intrinsic value was $25,374 at December 31, 2010. The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.34 per share as of December 31, 2010, and the exercise price of the warrants.

The fair value of the warrants was determined to be $19,443 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.26, expected term of 3 years, expected dividends of 0, 335.1% volatility, and a risk-free interest rate of 0.66%. The Company recognized compensation expense of $5,021 included in general and administrative expense on the consolidated statement of operations for the year ended December 31, 2010.
11.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for a $6,250 monthly fee. At December 31, 2010 and 2009, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the consolidated balance sheets.  This contract expired on October 31, 2009 and was not renewed.

Director Retirement

On April 22, 2010, Tom Morrison, Non-Executive Chairman of the Board of Directors, informed the management of the Company that he was retiring from his position as the Company's Chairman, effective immediately. In connection with his retirement, Mr. Morrison reconveyed to the Company, for cancellation, 75,000 shares of the Company’s common stock that was previously granted to him as compensation. These shares were cancelled during August 2011.

12.	COMMITMENTS AND CONTINGENCIES

Agreements

On September 27, 2010 the Company signed a 12 month agreement for investment banking services which is being extended. The banking services include equity financing, business combinations and other financing transactions. The compensation to the banker includes a flat fee plus expenses for each transaction.  The agreement includes three year warrants, vesting September 27, 2010 to purchase 74,850 shares of Company’s common stock at an exercise price of $0.001 per share (“Initial Warrants”).  The agreement also includes “Top Up Warrants” which, when combined with the “Initial Warrants”, may not exceed 4.99% of the Company’s outstanding common stock on a fully diluted basis. The three year “Top Up Warrants”, vesting September 27, 2011, are for 1,020,113 shares of Company’s common stock at an exercise price of $0.001 per share.

On November 2, 2010, the Company signed an agreement with an attorney for general corporate and transactional matters that provides a 3.50% equity interest in the Company upon meeting certain milestones.  These milestones were met in February 2011, and the attorney was granted 5 year warrants vesting on February 14, 2011 to purchase 795,866 shares of Company’s common stock at an exercise price of $0.01 per share.

Legal matters

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would not have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, the Company may pursue litigation against third parties to enforce or protect the Company’s rights under the Company’s trademarks, trade secrets and the Company’s intellectual property rights generally.

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

13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2010	December 31, 2009
Due to consultant (Note 11)	$100,000	$100,000
Bank overdraft	-0-	1,247
Accrued consulting fees (Note 6)	362,044	-0-
Payroll and payroll taxes payable (A)	584,454	265,161
Other accrued liabilities	6,691	44,828
	$1,053,189	$411,236

(A) As of December 31, 2010 and 2009, the Company has withheld $98,982 and $57,856 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

14.	SUBSEQUENT EVENTS
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

During August 2011, Tom Morrison, former CEO, reconveyed to the Company for cancellation 75,000 shares of the Company's common stock for no consideration.

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