Form 10-Q
period 2011-03-31
Organic Alliance, Inc.
filed 2012-06-18
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

ORGANIC ALLIANCE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organic Alliance Inc.
Condensed Consolidated Balance Sheet

	March 31, 2011	December 31, 2010
	unaudited	audited
Assets
Current assets:
Cash	$8	$1,461
Accounts receivable, net of allowance for doubtful accounts of $53,007
at March 31, 2011 and December 31, 2010	236,325	48,598
Inventory	8,978	-
Prepaid expenses and other current assets	5,368	12,631
Total current assets	250,679	62,690

Total Assets	$250,679	$62,690

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,190,886	$1,588,114
Due to Factor	201,267	-
Accrued expenses and other current liabilities	1,398,597	1,053,189
Derivative liabilities	92,301	84,819
Notes payable to related parties and others, net of discounts	621,662	465,416
Total current liabilities	3,504,713	3,191,538

Comittments and Contingencies

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares authorized; -0- shares issued
and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 8,261,577 and 2,859,475 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	826	286
Additional paid-in capital	8,314,930	7,267,666
Accumulated deficit	(11,569,790)	(10,396,800)
Total stockholders' deficiency	(3,254,034)	(3,128,848)

Total Liabilities and Stockholders' Deficiency	$250,679	$62,690

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$255,755	$1,156,758
Cost of Sales	248,405	1,203,274

Gross margin (loss)	7,350	(46,516)

General and administrative expenses	$1,075,467	$288,436

Operating Loss	(1,068,117)	(334,952)

Other (income) expense:
Interest expense	64,301	94,897
Change in fair value of derivative liability	40,572	-
Total net other expenses	104,873	94,897

Net loss	$(1,172,990)	$(429,849)

Basic and diluted loss per share	$(0.19)	$(0.27)

Weighted average number of
common shares outstanding - basic and diluted	6,046,778	1,591,566

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net loss	$(1,172,990)	$(429,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	201,796	2,500
Depreciation expense	-	708
Share-based compensation	388,945	8,716
Non-cash interest	11,762	-
Change in fair value of derivative liability	40,572	-
Amortization on discount of note payable	24,694	70,236
Changes in operating assets and liabilities:
Accounts receivable	(187,727)	(464,879)
Due from factor	-	15,454
Inventory	(8,978)	-
Prepaid expenses and other current assets	2,263	(9,306)
Accounts payable	(397,228)	735,220
Accrued expenses and other current liabilities	365,507	28,326
Net cash used in operating activities	(731,384)	(42,874)

Cash flows from financing activities
Proceeds from notes and loans payable	566,926	93,754
Principal payments on note payable	(38,262)	(51,000)
Due to factor	201,267	-
Net cash provided by financing activities	729,931	42,754

Net increase in cash	(1,453)	(120)
Cash - beginning of the period	1,461	231
Cash - end of the period	$8	$111

Supplemental disclosures:
Interest paid	$20,607	$17,364

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$137,703	$-

Reclassification of derivative liabilities upon conversion of note	$44,852	$-

Issuance of common stock to settle notes payable	$274,507	$-

Issuance of common stock to convert notes payable	$5,000	$-

The accompanying notes are an integral part of these financial statements

Organic Alliance, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS
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

The results for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on June 18, 2012.

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

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly owned subsidiary, Organic Texas, Inc. (collectively, the "Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $53,007 at March 31, 2011 and December 31, 2010.

In addition, the Company also factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 3% to 5% depending on the actual timing of the collection. The actual recognition of such fees may differ from the estimates depending upon the timing of collections.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held $8,978 and $0 of inventory as of March 31, 2011 and December 31, 2010, respectively.

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

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible notes, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of conversion options at a fixed number of shares are recorded using the intrinsic value method and conversion options at variable rates and any options and warrants  with ratchet provisions are deemed to be a “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815.  Since, “down-round protection” is not an input into the calculation of the fair value of the equity instruments and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Intrinsic Value Method to be materially the same. Warrants that have been reclassified to derivative liability that did not contain “down-round protection” were valued using the black-scholes model.

For the Black-Scholes pricing model, which approximates the binomial lattice model, the Company used the following assumptions and weighted average fair value ranges for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
Risk-free interest rate	.30%
Dividend yield	N/A
Expected volatility	36.0%-37.2%
Expected life in months and years	9 months - 2 years

Revenue Recognition - Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred and the Company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is reasonably assured.

Share Based Compensation - The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718.  For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates until the service period is complete.
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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the three months ended March 31, 2011:

2011
Risk-free interest rate	2.37%
Dividend yield	N/A
Expected volatility	54.5%
Expected life in years	5

The Company did not grant any share-based payment awards during the three months ended March 31, 2010.

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

•
Major customers - The Company has four major customers, which accounted for approximately 61% and 69% of the sales during three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, the total sales comprised of customer A 26%, customer B 14%, customer C 12% and customer D 10% compared to the three months ended March 31, 2010, comprised of customer E 20%, customer F 20%, customer G 17% and customer A 11%.  The loss of any of these customers could adversely affect the Company's operations.

•
Major receivables - The Company has five major receivables at March 31, 2011  comprised of customer A 28%, customer B 15%, customer C 13%, customer G 11% and customer H 11% compared to three major receivables at March 31, 2010, comprised of customer F 35%, customer G 25%, and customer E 18%.

•
Major suppliers - The Company has three major suppliers, which accounted for approximately 94% and 52% of purchases during three months ended March 31, 2011 and 2010, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

Net Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive.

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 1,323,070 and 0 warrants as of March 31, 2011 and 2010, respectively, exercisable at $0.01. These warrants have been included in computing the basic net loss per share for the three months ended March 31, 2011 and 2010.

Total shares issuable upon the exercise of warrants, options and the conversion of convertible notes for the three months ended March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010
Options	33,750	33,750
Warrants	320,008	300,008
Convertible notes	581,575	-
Total Common Stock Equivalents	935,333	333,758

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2011, the Company has limited cash, a working capital deficit of approximately $3,254,000, has accumulated losses of approximately $11,750,000 since its inception and has withheld $109,194 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent.   Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from the date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

4.	DUE TO FACTOR

During April 2009, the Company entered into an accounts receivable factoring facility with a financial services company with maximum borrowing of $1,500,000. The financial services company advances 85% of qualified customer invoices to the Company with full recourse and holds the remaining 15% as a reserve until the customer pays. The Company is charged .083% interest per day for all advances.  During April 2010, the financial services company ceased operations and accordingly, was no longer able to advance funds to the Company.

On November 1, 2010 the Company entered into a new one year accounts receivable factoring facility with a financial services company with maximum borrowings of $1,800,000.  The contract expired on October 31, 2011, and the Company is operating on a month to month basis, thereafter. The financial services company advances up to 80% of qualified customer invoices with full recourse and holds the remaining 20% as a reserve until the customer pays. The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. The new financial services company commenced funding during February 2011. Advances from the factor are collateralized by substantially all assets of the Company.

5.	PREFERRED STOCK

The Company’s articles of incorporation authorizes the Company's Board of Directors to issue up to 10,000,000 shares of preferred stock, having no par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At March 31, 2011 and 2010, no shares of preferred stock were issued or outstanding.

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of common stock of the Company equivalent to 25% of outstanding common shares, as defined in the agreement.  The consultant elected to receive the common stock equivalent directly as compensation.  The Company calculated the fair value of the award to be $868,724 or 4,169,638 shares of common stock. The Company accrued $214,368 of stock based compensation for these services during the three months ended March 31, 2011, respectively, which has been included in accrued expenses and other current liabilities. During March 2011, 695,930 shares of common stock valued at $173,982 were issued to the consultant for the settlement of a portion of the accrued compensation, the remaining 3,473,708 shares of common stock valued at $694,742 have not been issued as of December 31, 2011 and is currently due and payable.

6.	EQUITY TRANSACTIONS

Restricted Sales of Equity Securities:

During March 2010, the Company issued to Michael Rosenthal, director, 2,500 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $2,500 for the year ended December 31, 2010.

During April 2010, the Company issued 25,000 shares of common stock to a consultant for investor relations services to be provided over a one year term beginning April 18, 2010. The fair value of the award on the date of issuance was $20,000 and was amortized ratably over a one year term. The Company recorded a charge of $1,000 and $6,000 at March 31, 2011 and December 31, 2010, respectively.

During February 2011, the Company issued to Alicia Kriese, director and Mark Klein, director, in the aggregate 50,000 shares of common stock for services.  The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $17,000 for the three months ended March 31, 2011.

During February 2011, the Company issued in the aggregate to three employees 528,811 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $179,796 for the three months ended March 31, 2011.

7.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and other, net of discounts consists of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

N Notes Payable (net of Financing Discount of $126,175 at March 31, 2011 and $5,285 at December 31, 2010) (A)	$489,946	$68,312
Notes Payable – Related Parties (B)	124,225	394,761
Convertible Notes Payable (net of Derivative Debt Discount of $38,194 at March 31, 2011 and $46,075 at December 31, 2010) (C)	7,491	2,343
Total	$621,662	$465,416

(A)	Notes Payable

i.
In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum.  As a financing incentive, the individual received warrants to purchase 20,000 shares of common stock at $1.00 per share.  The warrants expired in November 2011.  The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrants of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $20,939 and $20,750 at March 31, 2011 and December 31, 2010, respectively. The Company is not compliant with the repayment terms of the note.

ii.
During September 2010, February 2011 and March 2011, an individual loaned to the Company $14,000, $6,000 and $60,000, respectively. The loans bear interest at 7% and are due on demand.  The unpaid balance, including accrued interest, was $80,798 and $14,282 at March 31, 2011 and December 31, 2010, respectively. The Company is not compliant with the repayment terms of the note.

iii.
On November 3, 2010, the Company signed a $38,262 demand note with an interest rate of 5% per annum. The unpaid balance, including accrued interest, was $38,565 at December 31, 2010. The note was repaid in January 2011.

iv.
On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and has a stated interest rate of 15% per annum. As a financing incentive, the lender received three year warrants vesting on January 31, 2011, to purchase 452,354 shares of common stock at an exercise price of $0.01 per share and also received five year warrants, vesting on June 30, 2011, to purchase 452,354 shares at an exercise price of $0.01 per share.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC “815” Derivatives and Hedging”.    Accordingly, the warrants are recorded as derivative liabilities at their fair value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $500,000 was recorded net of a discount of $137,703.  The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $15,300 for the three months ended March 31, 2011 and is included as a component of interest expense in the accompanying consolidated statement of operations. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that defers payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of  default. The unpaid balance, including accrued interest, was $514,384 at March 31, 2011.

(B)	Notes Payable – Related Parties

i.
In September 2008, Earnest Mathis, a former owner, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The promissory note matured on September 13, 2009.  The unpaid balance, including accrued interest, was $18,811 and $18,335 at March 31, 2011 and December 31, 2010, respectively.  The Company is not compliant with the repayment provisions of this note.

ii.
During the three months ended March 31, 2011 and 2010 the Company was advanced $925 and $62,754 from Parker   Booth, Chief Executive Officer. The advances are evidenced by promissory notes bearing interest at 5% per annum.   The promissory notes also include the issuance of 133,437 shares of common stock as a financing incentive.

The gross proceeds of the note were recorded net of a debt discount of $0 and $32,073 for the three months ended March 31, 2011 and 2010, respectively. The debt discount consisted of the relative fair value of the common stock of $137,914 and is accreted to interest expense ratably over the term of the note.

On February 18, 2011, the Company issued to Parker Booth an additional 3,858,574 shares of common stock for the settlement of $231,514 of principal and $5,996 of the accrued interest.  The fair value of the common stock issued exceeded the fair value of the promissory notes and accrued interest by $64,824. Accordingly the Company recorded a charge to stock based compensation for the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010 the amounts payable under these notes were $36,672 and $265,745, respectively.  The Company is not compliant with the repayment terms of this note.

iii.
In October and December 2009, Michael Rosenthal, director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The notes matured on March 31, 2010 and June 30, 2010, respectively.  The advances provide for the issuance of 45,000 shares of the Company’s common stock as a financing incentive.  The Company recorded an aggregate debt discount of $55,940 to the face value of the notes based upon the relative fair values of the common stock. The discount is being accreted over the life of the note which amounted to $33,208 for the year ended December 31, 2010, and is included as a component of interest expense in the accompanying consolidated statement of operations.  These shares were issued to Mr. Rosenthal in March 2010.

During the year ended December 31, 2010 at the option of the holder the Company issued 235,243 shares of common stock for the settlement of $94,098 of principal and accrued interest.  The October 2009 $100,000 promissory note was reduced by an amount equal to the purchase price.

On February 18, 2011, the at the option of the holder the Company issued 964,643 shares of common stock for the settlement of $57,879 of principal and accrued interest of $7,091.  The fair value of the common stock issued exceeded the remaining portion of promissory notes plus accrued interest by $31,092 and is included as a component of stock based compensation in the accompanying consolidated statement of operations.

iv.
In November 2009 and February 2010, Morrison Partners, LLC (Thomas Morrison, former CEO and Chairman of the Board is the President), advanced to the Company $10,000 and $15,000, respectively, totaling $25,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The November advance provides for the issuance of 2,770 shares of the Company’s common stock as a financing incentive.  The Company recorded a debt discount of $2,935 for the relative fair value of the common stock. The discount is being accreted over the life of the note which amounted to $2,494 for the year ended December 31, 2010, and is included as a component of interest expense in the accompanying consolidated statement of operations.

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $26,531 and $26,222 at March 31, 2011 and December 31, 2010, respectively. The shares have not been issued to Morrison Partners, LLC. The Company is not compliant with the repayment terms of this note.

v.
In December 2009, Dr. Corey Ruth, a former director, advanced to the Company $50,000. The advance is evidenced by a promissory note bearing interest at 5% per annum.  The promissory note matured on February 4, 2010. The advance provided for the issuance of 10,000 shares of the Company’s common stock as a financing incentive.  The Company recorded a debt discount of $12,121 for the relative fair value of the common stock. The discount is being accreted over the life of the note which amounted to $7,756 for the year ended December 31, 2010, and is included as a component of interest expense in the accompanying consolidated statement of operations.  The note principal was paid back in February 2010. The 10,000 shares of the Company’s common stock were issued to Dr. Ruth during March 2010.

vi.
During March, 2010 through October 2010, an employee of the Company loaned to the Company $49,958. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance including accrued interest was $42,211 and $41,706 at March 31, 2011 and December 31, 2010, respectively.

Interest inclusive of amortized financing discount on the aforementioned related party notes aggregated $3,004 and $9,145 for the three months ended March 31, 2011 and 2010, respectively.

(C)	Convertible Notes Payable

i.
On June 18, 2010 the Company issued a $25,000 convertible promissory note with a maturity date of March 21, 2011, and with an interest rate of 8% per annum. The note may be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 51% multiplied by the average of the lowest three trading prices for the Company's common stock during the previous 10 trading day period ending one trading day prior to the date of conversion. The Company received the $25,000 proceeds in July 2010. The note was paid off with cash in November 2010.  The payment of $38,261 includes interest expense of $13,261, which is included in other expense on the condensed consolidated statement of operations.

The conversion price of the notes was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note on the date of issuance were valued using the Black-Scholes pricing model, which approximates the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion options in connection with the note on the date of issuance aggregated $21,191, and was recorded as debt discount. The debt discount was amortized through the term of the note and amounted to $21,191 for the year ended December 31 2010.

ii.
On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days prior to the date of conversion.  The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $.099 per share.  During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $.14 per share.  During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $.045 per share. The unpaid balance, including accrued interest, was $37,364 and $40,215 at March 31, 2011 and December 31, 2010, respectively.  As of June 18, 2012, approximately $23,000 of the note and accrued interest remains unpaid.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance were valued using the Black-Scholes pricing model, which approximates the binomial lattice options pricing model and recorded as derivative liabilities (see Derivative Financial Instruments below). The fair value of the conversion option in connection with the note on the date of issuance aggregated $52,380, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $6,548 for the three months ended March 31, 2011.

iii.
On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011.  The holder, at any time, may convert the promissory note into shares of Company’s common stock at $0.05 per share.  The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance.  The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note and amounted to $1,333 for the three months ended March 31, 2011.  The unpaid balance, including accrued interest, was $8,321 and $8,203 at March 31, 2011 and December 31, 2010. The Company is not compliant with the repayment terms of the note.

8. FAIR VALUE MEASURES

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.


Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
March 31, 2011	$–	$–	$92,301	$92,301
December 31, 2010	$–	$–	$84,819	$84,819

The 2010 derivative liabilities are measured at fair value using the Black-Scholes options pricing model, which approximates the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy.  The 2011 derivative liabilities are measured at fair value using the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2011	December 31, 2010

Fair value, beginning of quarter	$84,819	$-
Included in liabilities- debt discount	11,762	73,571
Included in stockholders’ deficiency- reclassifications	(44,852)	-
Change in fair value of derivative liabilities	40,572	11,248
Transfers in and out of Level 3	-	-
Fair value, end of quarter	$92,301	$84,819

9.  STOCK OPTIONS AND WARRANTS

Stock Options

On October 1, 2008 in conjunction with Parker Booth’s employment as the Company’s Chief Executive Officer the Company provided an option to purchase 33,750 shares of common stock at $10.20 per share. The options have a life of five years from the date of grant and vest annually over three years.

The Company recognized compensation expense included in general and administrative expense on the condensed consolidated statement of operations for the three  months ended March 31, 2011 and 2010, respectively, for $8,716.

10.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. This contract expired on October 31, 2009 and was not renewed. At March 31, 2011 and December 31, 2010, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Director Retirement

On April 22, 2010, Tom Morrison, Non-Executive Chairman of the Board of Directors, informed the management of the Company that he was retiring from his position as the Company's Chairman, effective immediately. Mr. Morrison returned to the Company 75,000 shares of common stock for no consideration. Subsequently the Company cancelled these shares.

11.	COMMITMENTS AND CONTINGENCIES

Agreements

On September 27, 2010 the Company signed a twelve month agreement for investment banking services which is being extended.. The banking services include equity financing, business combinations and other financing transactions. The compensation to the banker includes a flat fee plus other compensation as defined in the agreement.  The agreement includes three year warrants, which were fully vested on the date of the grant to purchase 74,850 shares of Company’s common stock at an exercise price of $0.001 per share. The fair value of the award was $19,443 and is amortized over the term of the agreement, accordingly, the Company recorded a stock based compensation charge of $4,861 and $5,021 for the three months ended March 31, 2011 and December 31, 2010, respectively.

In addition, the agreement provides for an additional warrant to be issued by the Company upon the 1 year anniversary provided that the banker did not exercise any of their other compensation elements as defined in the agreement. This warrant carries cashless exercise provision and is limited to up to 4.99% of the Company’s outstanding common stock on a fully diluted basis. The Company deemed this provision to be a contingency that could not be determined as of the date of the agreement and is completely dependent upon the occurrence of future events. Accordingly the Company has not accrued for this provision.

On November 2, 2010, the Company entered into an agreement with an attorney for general corporate and transactional matters that provide a 3.50% equity interest in the Company upon meeting certain milestones.  These milestones were met in February 2011, and the attorney was granted 5 year warrants vesting on February 14, 2011 to purchase 795,866 shares of Company’s common stock at an exercise price of $0.01 per share. The warrant was fully vested on the date of the grant and accordingly the Company recorded a stock based compensation charge of $279,453 for the three months ended March 31, 2011 which represents the fair value of the award.

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

During 2010, the Company was served with three lawsuits for past due liabilities of the Company.  The first lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment.  Over half of the past due amount has been paid with a balance of approximately $21,000 remaining.  The second lawsuit filed in the US. District Court, Northern California District by a group of plaintiffs: Full Circle Sales, Inc., Growers Express LLC, Steinbeck County Produce Inc., Steve Almquist Sales and Brokerage, Dan Andrews Farms, Fresh Networks, LLC and Quebec Distributing Co., Inc., vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest.  These plaintiffs are produce suppliers of the Company.  An agreement was reached and three of the plaintiffs were paid in full for $31,000. The balance of $66,000 remains unpaid.  The third lawsuit was filed in Monterey County Superior Court by RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, seeking approximately $34,000 principal plus interest at 18% per annum and attorney’s fees.  The plaintiff provided transportation services for the Company.  An agreement was reach with the plaintiff receiving $10,000 a month for three months starting May 2012.  The Company has accrued for all amounts claimed.

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2011	December 31, 2010
Due to consultant (Note 10)	$100,000	$100,000
Accrued consulting fees (Note 5)	576,412	362,044
Payroll and payroll taxes payable (A)	722,185	584,454
Other accrued liabilities	-0-	6,691
	$1,398,597	$1,053,189

(A) As of March 31 2011 and December 31, 2010, the Company has withheld $109,194 and $98,982 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

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

On July 3, 2011, Chris White entered into an employment agreement with the Company and was promoted to Vice President of Global Supply Chain Development.  As part of the agreement, Mr. White was granted a stock option to purchase 2,950,000 shares of the Company’s common stock.  The option expires in seven years with 1,180,000 shares vesting on July 3, 2011 and 295,000 shares vesting on each of the first six semi-annual anniversaries after such date. The exercise price is $0.20 per share.

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

On March 2, 2012, the Company entered into an agreement to sell secured promissory notes for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased.  As of June 18, 2012, a total of $850 has been raised by the offering.  The notes bear interest at 18% and have a maturity date of September 2, 2012. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing.  The three year warrants vest immediately at an exercise price of $.10 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2010. Actual results could differ materially from these forward-looking statements. Organic Alliance, Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.

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

Organic Market

Globally, sales of organic products have grown rapidly since 2000, with food products driving the market.  In particular, the United States has seen sales of organic foods grow from $6.1 billion in 2000 to $29.2 billion in 2011, up 9.4% from 2010. Registering a third straight year of double-digit gains, sales of organic fruits and vegetables rose 11.7% in 2011 to $11.8 billion. The principal barriers to organic product growth are short supply and inconsistent quality /pricing, which OAI directly addresses. 2

Organic certified foods are generally viewed as having a positive impact on one’s health and long-term viability, even though studies are mixed.  As Helpguide.org describes, some studies suggest that, on average, organically grown fruits and vegetables may contain slightly higher levels of vitamin C, trace minerals, and antioxidant phytonutrients than conventionally grown produce.   Other studies, however, have found no nutritional differences between organic and non-organic foods.

1 Source:  http://www.ota.com/organic/mt/buiness.html.
2 Source:  http://www.ers.usda.gov/publications/eib55/eib55b.pdf.

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

3 Source:  http://www.organicfoodinfo.net.
4 Source:  http://www.helpguide.org/life/organic_foods_pesticides_gmo.htm.
5 Source:  http://www.fairtrade.net/what_is_fairtrade.html.

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

The results for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on June 18, 2012.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $53,007 at March 31, 2011 and December 31, 2010.

In addition, the Company also factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 3% to 5% depending on the actual timing of the collection. The actual recognition of such fees may differ from the estimates depending upon the timing of collections.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held $8,978 and 0 inventory as of March 31, 2011 and December 31, 2010, respectively.

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

Results of Operations

Results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

For the three months ended March 31, 2011, the Company had net sales of $255,755 compared to $1,156,758, for the three months ended March 31, 2010.  The $901,003, or 79%, decrease is attributable to the former financial services company ceasing operations in April 2010 and accordingly, was no longer able to advance 85% of qualified customer invoices to the Company, thereafter. The new financial services company commenced funding during February 2011.

For the three months ended March 31, 2011, our cost of goods sold was $248,405 compared to $1,203,274 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, our gross margin was $7,350 compared to a gross loss of $46,516 for the three months ended March 31, 2010. Until such time as we have sufficient capital to efficiently purchase our products we will continue to experience higher costs and such costs will not necessarily correlate directly to revenue.

For the three months ended March 31, 2011, the Company had general and administrative (G&A) expenses of $1,075,467 compared to $288,436 for the three months ended March 31, 2010.  The increase in G&A expenses of $787,031 is primarily attributable to increased share based compensation costs of approximately $794,000 for higher executive, director and consulting compensation.  Increased professional fees of approximately $31,000 was offset by decreased payroll expense of approximately $15,000, decreased travel expenses of approximately $11,000 and decreased insurance costs by approximately $8,000.

For the three months ended March 31, 2011, our operating loss was $1,068,117compared to $334,952 for the three months ended March 31, 2010.  The $733,165, increase is related to higher G&A expenses discussed above.

For the three months ended March 31, 2011, other expense was $104,873 compared to $94,897 for three months ended March 31, 2010. Interest expense of $32,313 and $10,492 on notes and loans payable for the three months ended March 31, 2011 and 2010, respectively, which also includes $16,813 and $70,236, amortization of finance discount on notes payable, $7,881 and $0, amortization of derivative discount on notes payable and $7,294 and $14,169, related to factor advances, and a $40,572 loss on derivative liability for convertible notes payable for the three months ended March 31, 2011.

For the three months ended March 31, 2011, net loss was $1,172,990, or $0.19, basic and diluted loss per share compared to $429,849, or $0.27, basic and diluted loss per share for the three months ended March 31, 2010. The $743,141, or 173%, increase in net loss was primarily attributable to the increased operating expenses described above.

Liquidity and Capital Resources

The Company’s operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties and others. The Company will require additional sources of outside capital to continue the Company’s operations. The Company expects that the Company’s primary source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit.  During April 2010, the former accounts receivable factoring company ceased operations and therefore any ability to advance funds to the Company.  As a result, the Company is presently experiencing cash flow difficulties.  On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivable which expired on October 31, 2011. The agreement is continuing  on a month to month basis. The financial services company advances up to 80% of qualified customer invoices less applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company.  The released reserves are used to fund other vendor purchases or returned to the Company.  The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company.  The new financial services company commenced funding during February 2011.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2011, the Company has limited cash, a working capital deficit of approximately $3,254,000 and has accumulated losses of approximately $11,570,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from the date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Generally, the Company primarily has financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to March 31, 2011, the Company received approximately $212,000 from the sale of our common stock and  received proceeds from the sales of notes payable of $1,694,710, of which $170,562 has been paid back and $802,135 has been converted to shares of the Company’s common stock as of March 31, 2011.

The Company has limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of notes and loans payable in the amount of $786,031, including accrued interest of $64,017, for the notes at March 31, 2011.

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

On October 17, 2011, the Company issued a $400,000 convertible multi-draw term loan facility (“loan”) to an entity owned by a related party who is a 100% shareholder.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. In addition, the related party received a warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal extended to the Company up to 1,000,000 shares. The Company is currently negotiating an extension of such loan. As of June 18, a total of $400,000 has been advanced to the raised by the offering.

On February 28, 2012, the Company issued a $50,000 convertible note to a related party.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012.

On March 2, 2012, the Company entered into an agreement to sell secured promissory notes offering for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased.  As of June 2012, a total of $850,000 has been raised by the offering.

Net Cash Flows

For the three months ended March 31, 2011, net cash used in operating activities was $731,384 compared to $42,874 for three months ended March 31, 2010.  The increase was $688,510, primarily attributable to the payment of accounts payable from the proceeds provided from notes payable offset by improvements in account receivable on decreased sales volume and increases in accrued expense related to unpaid payroll and advances from factor.

For the three months ended March 31, 2011, net cash provided by financing activities was $729, 931 compared to $42,754 for three months ended March 31, 2010.  The increase of $687, 177 was related to proceeds from notes payable issued to third parties.

At March 31, 2011 and 2010, the Company had 33,750 stock options and 1,643,078 and 300,008, respectively, common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $10.20 per share. The outstanding warrants have an exercise price from $0.001 to $20.00 per share. Accordingly, at March 31, 2011, the outstanding options and warrants represented a total of 1,676,828 shares issuable for a maximum of $6,376,975 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder.  In November 2011, 20,000 of the warrants expired and on December 31, 2011 300,008 warrants expired.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer /principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

During 2010, the Company was served with three lawsuits for past due liabilities of the Company.  The first lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment.  Over half of the past due amount has been paid with a balance of approximately $21,000 remaining.  The second lawsuit filed in the US. District Court, Northern California District by a group of plaintiffs: Full Circle Sales, Inc., Growers Express LLC, Steinbeck County Produce Inc., Steve Almquist Sales and Brokerage, Dan Andrews Farms, Fresh Networks, LLC and Quebec Distributing Co., Inc., vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest. These plaintiffs are produce suppliers of the Company.  An agreement was reached and three of the plaintiffs were paid in full for $31,000. The balance of $66,000 remains unpaid. The third lawsuit was filed in Monterey County Superior Court by RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, seeking approximately $30,000 principal plus interest at 18% per annum and attorney’s fees.  The plaintiff provided transportation services for the Company. An agreement was reach with the plaintiff receiving $10,000 a month for three months starting May 2012.

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

(i)
During February 2011, the Company issued to Alicia Kriese, director and Mark Klein, director, each 25,000 shares of the Company's common stock for services to the Company.  The shares were valued at $0.34 per share.

(ii)	During February 2011, the Company issued to three employees 528,811 shares of the Company's common stock for services to the Company. The shares were valued at $0.34 per share.
(iii)	During February 2011, Parker Booth, CEO, purchased 3,858,574 shares of the Company’s common stock for a purchase price of $0.06 per share to retire a portion of his promissory note.
(iv)
During February 2011, Michael Rosenthal, Director, purchased 964,643 shares of the Company’s common stock for a purchase price of $0.06 per share to retire the remaining portion of his promissory note.

(v)
During March 2011, the Company issued 198,413 shares of the Company’s common stock as a partial conversion of a promissory note outstanding.  Per the variable rate established in the promissory note, these shares were valued at $0.025 per share.

(vi)
During March 2011, the Company issued 695,930 shares of the Company's common stock to a consultant for investor and public relations services to the Company. These shares were valued at $0.25 per share.

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