Form 10-Q
period 2011-09-30
Organic Alliance, Inc.
filed 2012-06-19
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

ORGANIC ALLIANCE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organic Alliance Inc.
Condensed Consolidated Balance Sheet

	September 30, 2011	December 31, 2010
	unaudited	audited
Assets
Current assets:
Cash	$857	$1,461
Accounts receivable, net of allowance for doubtful accounts of $53,007
at September 30, 2011 and December 31, 2010	150,284	48,598
Prepaid expenses and other current assets	20,378	12,631
Total current assets	171,519	62,690

Total Assets	$171,519	$62,690

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,203,470	$1,588,114
Due to factor	108,535	-
Accrued expenses and other current liabilities	1,854,090	1,053,189
Derivative liabilities	229,418	84,819
Notes payable to related parties and others, net of discounts	845,868	465,416
Total current liabilities	4,241,381	3,191,538

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares authorized; -0- shares issued
and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 11,032,593 and 2,859,475 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	1,103	286
Additional paid-in capital	8,984,505	7,267,666
Accumulated deficit	(13,055,470)	(10,396,800)
Total stockholders' deficiency	(4,069,862)	(3,128,848)

Total Liabilities and Stockholders' Deficiency	$171,519	$62,690

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$366,809	$44,709	$752,967	$1,274,509
Cost of sales	394,903	35,559	764,706	1,308,480

Gross margin (loss)	(28,094)	9,150	(11,739)	(33,971)

General and administrative expenses	$540,573	$324,078	$2,234,040	$1,250,692

Operating loss	(568,667)	(314,928)	(2,245,779)	(1,284,663)

Other (income) expense:
Interest expense	290,426	57,467	488,421	200,495
Change in fair value of derivative liability	(238,398)	107,259	(75,531)	107,259
Total net other expenses	52,028	164,726	412,890	307,754

Net loss	$(620,695)	$(479,654)	$(2,658,669)	$(1,592,417)

Basic and diluted loss per share	$(0.04)	$(0.26)	$(0.25)	$(0.94)

Weighted average number of
common shares outstanding - basic and diluted	14,804,237	1,823,739	10,552,064	1,686,698

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net loss	$(2,658,669)	$(1,592,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	750,224	11,502
Depreciation expense	-	2,125
Share-based compensation	444,145	26,308
Gain on extinguishment of debt	-	(9,952)
Non-cash interest	106,707	-
Change in fair value of derivative liability	(75,530)	107,259
Provision for bad debts	-	40,917
Amortization on discount of note payable	249,195	154,679
Changes in operating assets and liabilities:
Accounts receivable	(101,686)	22,180
Due from factor	-	18,908
Inventory	-	-
Prepaid expenses and other current assets	(13,747)	(10,806)
Accounts payable	(384,645)	726,766
Accrued expenses and other current liabilities	879,424	300,806
Net cash used in operating activities	(804,582)	(201,725)

Cash flows from financing activities
Proceeds from notes and loans payable	739,705	286,649
Proceeds from issuance of common stock	-	-
Principal payments on note payable	(44,262)	(61,875)
Due to factor	108,535	-
Net cash provided by financing activities	803,978	224,774

Net increase (decrease) in cash	(604)	23,049
Cash - beginning of the period	1,461	231
Cash - end of the period	$857	$23,280

Supplemental disclosures:
Interest paid	$66,859	$19,825

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$343,200	$90,771

Issuance of common stock to consultants for services
to be provided over a one year term	$-	$888,724

Reclassification of derivative liabilities upon conversion of note	$66,836	$-

Issuance of common stock to settle notes payable	$274,507	$-

Issuance of common stock to convert notes payable	$25,000	$-

The accompanying notes are an integral part of these financial statements

Organic Alliance, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS
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

The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on June 18, 2012.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $53,007 at September 30, 2011 and December 31, 2010.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held no inventory as of September 30, 2011 and December 31, 2010, respectively.

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

For the Black-Scholes pricing model, which approximates the binomial lattice model, the Company used the following assumptions and weighted average fair value ranges for the nine months ended September 30:

	2011	2010
Risk-free interest rate	0.06%-0.30%	N/A
Dividend yield	N/A	N/A
Expected volatility	32.4%-41.1%	N/A
Expected life in months and years	9 months- 2 years	N/A

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the nine months ended September 30:

	2011	2010
Risk-free interest rate	0.96%-2.00%	N/A
Dividend yield	N/A	N/A
Expected volatility	54.2%-56.3%	N/A
Expected life in months and years	5 years	N/A

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the nine months ended September 30, 2011, and 2010:

	2011	2010
Risk-free interest rate	0.39% - 2.54%	.66% - 2.32%
Dividend yield	0	0
Expected volatility	50.2% - 57.7%	246.3% - 335.1%
Expected life in years	5-7	1.5

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

•
Major customers - The Company has two and three major customers, which accounted for approximately 26% and 98% of the sales during three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, the total sales comprised of customer A 16% and customer B 10% compared to the three months ended September 30, 2010, comprised of customer A 57%, customer B 26%, customer C14%.  The Company has two and four major customers, which accounted for approximately 24% and 61% of sales during nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, the total sales comprised of customer B 13% and customer A 11% compare to the nine months ended September 30, 2010, comprised of customer D18%, customer E17%, customer F 15% and customer G12%.The loss of any of these customers could adversely affect the Company's operations.

•	Major receivables - The Company has two major receivables at September 30, 2011 and 2010, comprised of customer F, 30% and 81%, and customer B, 10% and 12%, respectively.
•
Major suppliers - The Company has four and two major suppliers, which accounted for approximately 80% and 88% of purchases during three months ended September 30, 2011 and 2010, respectively. The Company has four and three major suppliers, which accounted for approximately 67% and 48% of purchases during the nine months ended September 30, 2011 and 2010, respectively.  The loss of any of these suppliers could adversely affect the Company's operations.

 Net Loss Per Share – Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive.

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 2,793,528 and 74,850 warrants as of September 30, 2011 and 2010, respectively, exercisable below $0.01.  These warrants have been included in computing the basic net loss per share for the nine months ended September 30, 2011 and 2010.

Total shares issuable upon the exercise of warrants, options and the conversion of convertible notes for the nine months ended September 30, 2011 and 2010 were as follows:

	September 30,
	2011	2010
Options	2,983,750	33,750
Warrants	2,701,120	320,008
Convertible notes	5,343,449	821,242
Total Common Stock Equivalents	11,028,319	1,175,000

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2011, the Company has limited cash, a working capital deficit of approximately $4,070,000, has accumulated losses of approximately $13,055,000 since its inception and has withheld $139,206 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from the date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company’s articles of incorporation authorizes the Company's Board of Directors to issue up to 10,000,000 shares of preferred stock, having no par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. For the three and nine months ended September 30, 2011, no shares of preferred stock were issued or outstanding.

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of common stock of the Company equivalent to 25% of outstanding common shares, as defined in the agreement.  The consultant elected to receive the common stock equivalent directly as compensation.  The Company calculated the fair value of the award to be $868,724 or 4,169,638 shares of common stock. The Company accrued $76,219 and $506,680 of stock based compensation for these services during the three and nine months ended September 30, 2011 respectively, which has been included in accrued expenses and other current liabilities. During March 2011, 695,930 shares of common stock valued at $173,982 were issued to the consultant for the settlement of a portion of the accrued compensation, the remaining 3,473,708 shares of common stock valued at $694,742 have not been issued as of September 30, 2011 and is currently due and payable.

6.	EQUITY TRANSACTIONS

Restricted Sales of Equity Securities:

During March 2010, the Company issued to Michael Rosenthal, director, 2,500 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $2,500 for the nine months ended September 30, 2010.

During April 2010, the Company issued 25,000 shares of common stock to a consultant for investor relations services to be provided over a one year term beginning April 18, 2010. The fair value of the award on the date of issuance was $20,000 and was amortized ratably over a one year term. The Company recorded a charge of $6,000 during the three and nine months ended September 30, 2011, respectively.

During February 2011, the Company issued to Alicia Kriese, director and Mark Klein, director, in the aggregate 50,000 shares of common stock for services.  The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $17,000 for the nine months ended September 30, 2011.

During February 2011, the Company issued in the aggregate to three employees 528,811 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $179,796 for the nine months ended September 30, 2011.

During June 2011, the Company issued to Parker Booth, CEO, and Michael Rosenthal, director, 478,681 and 382,944, shares of common stock, respectively for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $172,325 for the nine months ended September 30, 2011.

During June 2011, the Company issued to three employees an aggregate of 45,604 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $9,121 for the nine months ended September 30, 2011.

During July 2011, the Company issued 600,000 shares of common stock to a consultant for investor and public relations services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $192,000 for the nine months ended September 30, 2011.

During August 2011, Tom Morrison, former CEO, returned and the Company cancelled 75,000 shares of the Company's common stock for no consideration.

7.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and other, net of discounts consists of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

N Notes Payable (net of Financing Discount of $84,849 and $5,285 at December 31, 2011 and 2010, respectively) (A)	$503,472	$68,312
Notes Payable – Related Parties (B)	133,882	394,761
Convertible Notes Payable (net of Derivative Debt Discount of $60,516 and $46,075 at December 31, 2011 and 2010, respectively) (C)	208,514	2,343
Total	$845,868	$465,416

(A)	Notes Payable

i.
In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum.  As a financing incentive, the individual received warrants to purchase 20,000 shares of common stock at $1.00 per share.  The warrants expired in November 2011.  The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrants of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $21,540 and $20,750 at September 30, 2011 and December 31, 2010, respectively. The Company is not compliant with the repayment terms of the note

ii.
On November 3, 2010, the Company signed a $38,262 demand note with an interest rate of 5% per annum. The unpaid balance, including accrued interest, was $38,565 at December 31, 2010. The note was repaid in January 2011.

iii.
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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC “815” Derivatives and Hedging”. Accordingly, the warrants are recorded as derivative liabilities at their fair value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $500,000 was recorded net of a discount of $137,703.  The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $53,551 at September 30, 2011 and is included as a component of interest expense in the accompanying consolidated statement of operations. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that defers payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of  default. The unpaid balance, including accrued interest, was $566,781 at September 30, 2011.

(B)	Notes Payable – Related Parties

i.
In September 2008, Earnest Mathis, a former owner, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The promissory note matured on September 13, 2009.  The unpaid balance, including accrued interest, was $19,565 and $18,335 at September 30, 2011 and December 31, 2010, respectively.  The Company is not compliant with the repayment provisions of this note.

ii.
During the nine months years ended September 30, 2011 and 2010 the Company was advanced $8,045 and $111,279 from Parker Booth, Chief Executive Officer. The advances are evidenced by promissory notes bearing interest at 5% per annum.   The promissory notes also include the issuance of 133,437 shares of common stock as a financing incentive.

The gross proceeds of the note were recorded net of a debt discount of $0 and $97,288 for the nine months ended September 30, 2011 and 2010, respectively. The debt discount consisted of the relative fair value of the common stock of $137,914 and is accreted to interest expense ratably over the term of the note.

On February 18, 2011, the Company issued to Parker Booth an additional 3,858,574 shares of common stock for the settlement of $231,514 of principal and $5,996 of the accrued interest.  The fair value of the common stock issued exceeded the fair value of the promissory notes and accrued interest by $64,824. Accordingly the Company recorded a charge to stock based compensation for the nine months ended September 30, 2011. As of September 30, 2011 and December 31, 2010 the amounts payable under these notes were $37,890 and $265,745, respectively.  The Company is not compliant with the repayment terms of this note.

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

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $27,157 and $26,222 at September 30, 2011 and December 31, 2010, respectively. The shares have not been issued to Morrison Partners, LLC. The Company is not compliant with the repayment terms of this note.

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

.
vi.
During March, 2010 through August 2011, an employee of the Company loaned to the Company $55,958. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance including accrued interest was $49,270 and $41,706 at September 30, 2011 and December 31, 2010, respectively.

Interest inclusive of amortized financing discount on the aforementioned related party notes aggregated $1,298 and $5,441 for the three and nine months ended September 30, 2011, respectively.

(C)	Convertible Notes Payable

i.
On June 18, 2010 the Company issued a $25,000 convertible promissory note with a maturity date of March 21, 2011, and with an interest rate of 8% per annum. The note may be converted into the Company's common stock by the holder based at a variable conversion price. The variable conversion price is defined in the note as 51% multiplied by the average of the lowest three trading prices for the Company's common stock during the previous 10 trading day period ending one trading day prior to the date of conversion. The Company received the $25,000 proceeds in July 2010. The note was paid off with cash in November 2010.  The repayment of $38,261 includes interest expense of $13,261, which is included in other expense on the consolidated statement of operations.

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

ii.
On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days prior to the date of conversion.  The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $.099 per share.  During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $.14 per share.  During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $.045 per share. The unpaid balance, including accrued interest, was $20,808 and $40,215 at September 30, 2011 and December 31, 2010, respectively. As of June 18, 2012, approximately $23,000 of the note and accrued interest remains unpaid.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance were valued using the Black-Scholes pricing model, which approximates the binomial lattice options pricing model and recorded as derivative liabilities (see Derivative Financial Instruments below). The fair value of the conversion option in connection with the note on the date of issuance aggregated $52,380, and was recorded as debt discount. The discount is being accreted over the life of the loan note which amounted to $6,548 and $1,091 for the three months ended September 30, 2011 and 2010, respectively, and $19,643 and $1,091 for the nine months ended September 30, 20111 and 2010, respectively.

iii.
On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011.  The holder, at any time, may convert the promissory note into shares of Company’s common stock at $0.05 per share.  The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance.  The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The discount is being accreted over the life of the note which amounted to $2,667 for the three months ended September 30, and $1,333 and $2,667 for the nine months ended September 30, 2011 and 2010, respectively. The unpaid balance, including accrued interest, was $8,562 and $8,203 at September 30, 2011 and December 31, 2010. The Company is not compliant with the repayment terms of the note.

iv.
On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011.  The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company has not made a note payment and received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. As a financing incentive, the lender received five-year warrants vesting April 28, 2011, to purchase 705,882 shares of Company’s common stock at an exercise price of $0.25 per share.  The unpaid balance, including accrued interest, was $70,588 at September 30, 2011. The Company is not compliant with the repayment terms of the note.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $60,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $60,000 for the nine months ended September 30, 2011.

v.
On June 15, 2011, the Company issued a $57,500 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) June 14, 2012. The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company has not made a note payment and received a waiver from the lender on September 1, 2011 that waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. As a financing incentive, the lender received five-year warrants vesting June 15, 2011, to purchase 575,000 shares of Company’s common stock at an exercise price of $0.25 per share. The unpaid balance, including accrued interest, was $57,500 at September 30, 2011. The Company is not compliant with the repayment terms of the note.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities (see Derivative Financial Instruments below). The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $50,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $12,500 and $14,583 for three and nine months ended September 30, 2011, respectively.

vi.
On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The Company is currently negotiating an extension of such loan. The Company is currently negotiating an extension of such loan. The note may be converted into the Company's common stock by the holder at $0.05 per share.  As a financing incentive, the lender received five-year warrants vesting July 15, 2011, to purchase 1,098,220 shares of Company’s common stock at an exercise price of $0.25 per share.  The unpaid balance, including accrued interest, was $111,572 at September 30, 2011. The Company is not compliant with the repayment terms of the note.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities (see Derivative Financial Instruments below). The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $95,497, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $95,497 for the three and nine months ended September 30, 2011.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
September 30, 2011	$–	$–	$229,418	$229,418
December 31, 2010	$–	$–	$84,819	$84,819

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2011	December 31, 2010

Fair value, beginning of year	$84,819	$-
Included in liabilities- debt discount	286,966	73,571
Included in stockholders’ deficiency- reclassifications	(66,836)	-
Change in fair value of derivative liabilities	(75,531)	11,248
Transfers in and out of Level 3	-	-
Fair value, end of year	$229,418	$84,819

9.  STOCK OPTIONS AND WARRANTS

Stock Options

On October 1, 2008 in conjunction with Parker Booth’s employment as the Company’s Chief Executive Officer the Company provided an option to purchase 33,750 shares of common stock at $10.20 per share. The options have a life of five years from the date of grant and vest annually over three years.

On July 3, 2011, in conjunction with Chris White’s employment as the Company’s Vice President of Global Supply Chain the Company provided an option to purchase to purchase 2,950,000 shares of common stock at $0.20 per share. The options have a life of seven years and 1,180,000 options vested immediately and 295,000 shares vesting on each of the first six semi-annual anniversaries after such date.

The Company recognized compensation expense included in general and administrative expense on the condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010, for $35,172 and $8,716, respectively, and $52,604 and $26,148 for the nine months ended September 30, 2011 and 2010, respectively.

10.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for a $6,250 monthly fee. This contract expired on October 31, 2009 and was not renewed. As of September 30, 2011 and December 31, 2010, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the consolidated balance sheets.

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

Agreements

On September 27, 2010 the Company signed a twelve month agreement for investment banking services which is being extended. The banking services include equity financing, business combinations and other financing transactions. The compensation to the banker includes a flat fee plus other compensation as defined in the agreement.  The agreement includes three year warrants, which were fully vested on the date of the grant to purchase 74,850 shares of Company’s common stock at an exercise price of $0.001 per share. The fair value of the award was $19,443 and is amortized over the term of the agreement; accordingly, the Company recorded a stock based compensation charge of $14,422 at September 30, 2011 and $5,021 at December 31, 2010, respectively.

In addition, the agreement provides for an additional warrant to be issued by the Company upon the 1 year anniversary provided that the banker did not exercise any of their other compensation elements as defined in the agreement. This warrant carries cashless exercise provision and is limited to up to 4.99% of the Company’s outstanding common stock on a fully diluted basis.  In September 2011, the Company issued 1,020,113 warrants.  The warrants are exercisable at $0.001 per share, have a life of 3 years and were fully vested on the date of the grant.

On November 2, 2010, the Company entered into an agreement with an attorney for general corporate and transactional matters that provide a 3.50% equity interest in the Company upon meeting certain milestones.  These milestones were met in February 2011, and the attorney was granted 5 year warrants vesting on February 14, 2011 to purchase 795,866 shares of Company’s common stock at an exercise price of $0.01 per share. The warrant was fully vested on the date of the grant and accordingly the Company recorded a stock based compensation charge of $279,453 for the nine months ended September 30, 2011 which represents the fair value of the award.

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

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2011	December 31, 2010
Due to consultant (Note 10)	$100,000	$100,000
Accrued consulting fees (Note 5)	694,742	362,044
Payroll and payroll taxes payable (A)	953,174	584,454
Other accrued liabilities	106,174	6,691
	$1,854,090	$1,053,189

(A)	As of September 30, 2011 and December 31, 2010, the Company has withheld $139,206 and $98,982 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

13.	SUBSEQUENT EVENTS

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

On March 2, 2012, the Company entered into an agreement to sell secured promissory notes for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased.  As of June 18, 2012, a total of $850,000 has been raised by the offering.  The notes bear interest at 18% and have a maturity date of September 2, 2012. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing.  The three year warrants vest immediately at an exercise price of $.10 per share.

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

1 Source:  http://www.ota.com/organic/mt/buiness.html.
2 Source:  http://www.thepacker.com/fruit-vegetable-enewsletter/organics-insider/Survey-organic-produce-grows-by-double-digits-in-2011-149132005.html.
3 Source:  http://www.organicfoodinfo.net.
4 Source:  http://www.helpguide.org/life/organic_foods_pesticides_gmo.htm.

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

5 Source:  http://www.fairtrade.net/what_is_fairtrade.html.

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

The results for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on June 18, 2012.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $53,007 at September 30, 2011 and December 31, 2010.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held no inventory as of September 30, 2011 and December 31, 2010, respectively.

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

Results of Operations

Results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

For the three months ended September 30, 2011, the Company had net sales of $366,809 compared to $44,709, for the three months ended September 30, 2010.  The $322,100 increase is attributable to the former financial services company ceasing operations in April 2010 and accordingly, was no longer able to advance 85% of qualified customer invoices to the Company, thereafter. The new financial services company commenced funding during February 2011.

For the three months ended September 30, 2011, our cost of goods sold was $394,903 compared to $18,634 for the three months ended September 30, 2010.

For the three months ended September 30, 2011, our gross loss was $28,094 compared to gross margin of $9,150 for the three months ended September 30, 2010. The $37,244 decrease is attributable to a product quality issue which decreased margins approximately $37,000.

 For the three months ended September 30, 2011, the Company had general and administrative (G&A) expenses of $540,573 compared to $324,078 for the three months ended September 30, 2010.  The increase in G&A expenses of $216,495 or 67%, are primarily are attributable to increased share based compensation costs of approximately $259,000 for higher consulting compensation, offset by an approximate $45,000 decrease in the provision for doubtful accounts.

For the three months ended September 30, 2011, the Company’s operating loss was $568,667 compared to $314,928 for the three months ended September 30, 2010.  The $253,739 or 81% increase is primarily attributable to the increased stock compensation costs discussed above.

For the three months ended September 30, 2011, other expense was $52,028 compared to $164,726 for three months ended September 30, 2010. Interest expense of $140,875 and $11,392 on notes and loans payable for the three months ended September 30, 2011 and 2010, respectively, which also includes $16,846 and $34,332, amortization of finance discount on notes payable, $114,545 and $11,743, amortization of derivative discount on notes payable and $18,159 and $0, related to factor advances, and a $238,398 gain on derivative liability for convertible notes payable was recorded during the three months ended September 30, 2011 compared to a loss of 107,259 for the three months ended September 30, 2010.

For the three months ended September 30, 2011, the net loss was $620,695, or $0.04, basic and diluted loss per share compared to $479,654, or $0.26, basic and diluted loss per share for the three months ended September 30, 2010. The $141,041, or 29%, increase in net loss was primarily attributable to the factors described above.

Results of operations for the Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

For the nine months ended September 30, 2011, net sales of $752,967 were recorded compared to $1,274,509 for the nine months ended September 30, 2010. The $521,542, or 41%, decrease is attributable to the former financial services company ceasing operations in April 2010 and accordingly, was no longer able to advance 85% of qualified customer invoices to the Company, thereafter.

For the nine months ended September 30, 2011, our cost of goods sold was $764,706 compared to $1,308,480 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, our gross loss was $11,739 compared to $33,971 for the nine months ended September 30, 2010.  The $22,232 improvement in gross loss is primarily attributable to higher selling margins.  In spite of being adversely impacted by a product quality issue which decreased margins by approximately $37,000.

For the nine months ended September 30, 2011, the Company had general and administrative (G&A) expenses of $2,234,040 compared to $1,250,692, for the nine months ended September 30, 2010. The increase in G&A expenses of $983,348, or 79%, is primarily attributable to increased share based compensation costs of approximately $1,346,000 for higher executive, director and consulting compensation offset by decreased  professional fees of approximately $131,000 for lower accounting fees and other fees, decreased payroll costs of $87,000 for Parker Booth’s salary reduction and lower overall payroll, deceased provision for bad debts of approximately $53,000, decreased travel expenses of approximately $34,000, deceased insurance expense for approximately $24,000 and reduced other expenses of approximately $35,000.

For the nine months ended September 30, 2011, our operating loss was $2,245,779 compared to $1,284,663 for the nine months ended September 30, 2010.  The increase was $961,116, or 75%, primarily attributable to the increased general and administrative costs discussed above.

For the nine months ended September 30, 2011, other expense was $412,890 compared to $307,754 for the nine months ended September 30, 2010. Interest expense of $206,318 and $31,647 on notes and loans payable for the nine months ended September 30, 2011 and 2010, respectively, which also includes $58,139 and $142,936, amortization of finance discount on notes payable, $191,056 and $11,743, amortization of derivative discount on notes payable and $32,908 and $14,169, related to factor advances,  and a $75,531 gain on derivative liability for convertible notes payable was recorded during the nine months ended September 30, 2011 compared to a loss of 107,259 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, our net loss was $2,658,669, or $0.25, basic and diluted loss per share compared to $1,592,417, or $0.94, basic and diluted loss per share, for the nine months ended September 30, 2010. The $1,066,252, or 67%, increase in net loss was primarily attributable to the factors described above.

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2011, the Company has limited cash, a working capital deficit of approximately $4,070,000 and has accumulated losses of approximately $13,055,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from the date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Generally, the Company primarily has financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to September 30, 2011, the Company received approximately $212,000 from the sale of our common stock and received proceeds from the sales of notes payable of $1,867,489 of which $176,562 has been paid back and $822,133 has been converted to shares of the Company’s common stock as of September 30, 2011.

The Company has limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of notes and loans payable in the amount of $991,233, including accrued interest of $122,439, for the notes at September 30, 2011.

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

On March 2, 2012, the Company entered into an agreement to sell secured promissory notes offering for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased.  As of June 18, 2012, the Company has been advanced $850,000 on the loan.

Net Cash Flows

For the nine months ended September 30, 2011, net cash used in operating activities was $804,582 compared to $201,725 for the nine months ended September 30, 2010.  The increase of $602,857 is primarily attributable to the payment of accounts payable from the proceeds provided from notes payable offset by increases in accrued expenses related to unpaid payroll and advances from factor.

For the nine months ended September 30, 2011, net cash provided by financing activities was $803,978 compared to $224,774 for the nine months ended September 30, 2010.  The increase of $579,204 was related to proceeds from notes payable issued to third parties.

At September 30, 2011 and 2010, the Company 2,983,750 and 33,750, and 5,494,647 and 394,858, of stock options and common stock purchase warrants outstanding, respectively. The outstanding stock options have a weighted average exercise price of $0.20 to $10.20 per share. The outstanding warrants have an exercise price from $0.001 to 20.00 per share. Accordingly, at September 30, 2011, the outstanding options and warrants represented a total of 8,158,389 shares issuable for a maximum of $1,547,126 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holder. In November 2011, 20,000 of the warrants expired and on December 31, 2011 300,008 warrants expired.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer /principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

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
(ix)	During July 2011, the Company issued 600,000 shares of the Company's common stock to a consultant for investor and public relations services to the Company. The shares were valued at $0.32 per share
(x)
During August 2011, the Company issued 444,444 shares of the Company’s common stock as a partial conversion of a promissory note outstanding.  Per the variable rate established in the promissory note, these shares were valued at $0.045 per share.

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