Form 10-K
period 2011-12-31
Organic Alliance, Inc.
filed 2012-06-19
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
X Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

As of June 30, 2011, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $673,740. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Pink Sheets on June 30, 2011. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

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

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2011, the Company has limited cash, a working capital deficit of approximately $4,389,000, has accumulated losses of approximately $13,455,000 since its inception and has withheld $153,009 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company is currently delinquent with its payroll tax filings since December 31, 2008. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from the date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Intellectual Property

The Company has no intellectual property at December 31, 2011.

Employees

As of December 31, 2011 the Company had five employees, including the Company’s two executive officers.

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

Our ability to continue as a going concern is dependent upon achieving sale of goods, our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

The consolidated financial statements contained in this annual report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize the Company’s assets and discharge the Company’s liabilities in the ordinary course of business. As of December 31, 2011, The Company had limited cash, a working capital deficit of approximately $4,389,000 and had accumulated substantial losses of approximately $13,455,000 since the Company’s inception on February 19, 2008.

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

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Information

The Company’s Common Stock is currently quoted for sale on Pink Sheets of the National Quotation Service under the symbol ORGC. The high and low closing prices of the Company’s common stock since January 1, 2010 are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
2010
First quarter	$1.70	$0.80
Second quarter	$1.20	$0.40
Third quarter	$0.90	$0.20
Fourth quarter	$0.84	$0.20

2011
Fir First quarter	$0.51	$0.08
Second quarter	$0.31	$0.11
Third quarter	$0.55	$0.10
Fourth quarter	$0.31	$0.10

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

Recent Sales of Securities

Since January 1, 2010, the Company has issued the following shares of its securities:

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

(i)	During March 2010, directors were issued 92,500 shares of the Company’s common stock for director compensation and financing incentive. These shares were valued from $1.60 to $2.60 per share.
(ii)	During April 2010, a consultant was issued 25,000 shares of the Company’s common stock for Investor relations. These shares were valued at $0.80 per share.
(iii)	During July 2010, the Company issued 125,000 shares of the Company’s common stock to retire a promissory note from an individual. These shares were valued at $0.34 per share.
(iv)
During September 2010, the Company issued 75,758 shares of the Company’s common stock as a partial conversion of a promissory note outstanding.  Per the variable rate establish in the promissory note, these shares were valued at $0.099 per share.

(v)	During November 2010, Parker Booth, CEO, purchased 940,977 shares of the Company’s common stock for a purchase price of $0.40 per share to retire a portion of his promissory note.
(vi)	During November 2010, Michael Rosenthal, Director, purchased 235,243 shares of the Company’s common stock for a purchase price of $0.40 per share to retire a portion of his promissory note.

(vii)
During December 2010, the Company issued 53,419 shares of the Company’s common stock as a partial conversion of a promissory note outstanding.  Per the variable rate established in the promissory note, these shares were valued at $0.14 per share.

(viii)
During February 2011, the Company issued to Alicia Kriese, director and Mark Klein, director, each 25,000 shares of the Company's common stock for services to the Company.  The shares were valued at $0.34 per share.

(ix)	During February 2011, the Company issued to three employees 528,811 shares of the Company's common stock for services to the Company. The shares were valued at $0.34 per share.
(x)	During February 2011, Parker Booth, CEO, purchased 3,858,574 shares of the Company’s common stock for a purchase price of $0.06 per share to retire a portion of his promissory note.
(xi)
During February 2011, Michael Rosenthal, Director, purchased 964,643 shares of the Company’s common stock for a purchase price of $0.06 per share to retire the remaining portion of his promissory note.

(xii)
During March 2011, the Company issued 198,413 shares of the Company’s common stock as a partial conversion of a promissory note outstanding.  Per the variable rate established in the promissory note, these shares were valued at $0.025 per share.

(xiii)
During March 2011, the Company issued 695,930 shares of the Company's common stock to a consultant for investor and public relations services to the Company. These shares were valued at $0.25 per share.

(xiv)
During June 2011, the Company issued to Parker Booth, CEO, and Michael Rosenthal, director, 478,681 and 382,944, respectively, shares of the Company’s common stock for services to the Company. The shares were valued at $0.20 per share.

(xv)	During June 2011, the Company issued to three employees 45,604 shares of the Company's common stock for services to the Company. The shares were valued at $0.20 per share.
(xvi)	During July 2011, the Company issued 600,000 shares of the Company's common stock to a consultant for investor and public relations services to the Company. The shares were valued at $0.32 per share
(xvii)
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

1 Source:  http://www.ota.com/organic/mt/business.html.

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

2 Source:  http://www.thepacker.com/fruit-vegetable-enewsletter/organics-insider/Survey-organic-produce-grows-by-double-digits-in-2011-149132005.html.
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

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2011 and 2010, the Company did not hold any cash equivalents.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $77,969 and $53,007 at December 31, 2011 and 2010, respectively.
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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held no inventory as of December 31, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, receivables, and accounts payable and accrued expenses approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the notes payable issued approximate fair value as of the balance sheet date presented, because interest rates and other terms on these instruments approximate terms currently available on similar instruments.

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

Results of Operations

Results of operations for the year ended December 31, 2011 compared to year ended December 31, 2010

For the year ended December 31, 2011, net sales of $1,004,176 were recorded compared to $1,335,287 for the year ended December 31, 2010. The $331,111, or 25%, decrease is attributable to the former financial services company ceasing operations in April 2010 and accordingly, was no longer able to advance 85% of qualified customer invoices to the Company, thereafter.    The Company’s sales for the three months ended March 31, 2010 was $1,156,758, or 87%, of the total sales for the year ended December 31, 2010. The new financial services company commenced funding during February 2011.

For the year ended December 31, 2011, cost of goods sold was $984,248 compared to $1,379,551 for the year ended December 31, 2010. The 395,303 or 29% decrease is primarily attributable to the lower sales volume.

For the year ended December 31, 2011, gross profit was $19,928 compared to $44,264 gross loss for the year ended December 31, 2010. The improvement is attributable to better margins.

For the year ended December 31, 2011, general and administrative (G&A) expenses were $2,694,313 compared to $1,797,478 for the year ended December 31, 2010. The increase in G&A expenses of $896,835, or 50%, is primarily attributable to increased share based compensation costs of approximately $1,188,000 for higher executive, director and consulting compensation offset by decreased spending in all areas. The decreased spending was primarily attributable to decreased professional and consulting fees by approximately $90,000 and reduced payroll spending by approximately $78,000. Contributing to the payroll decrease was Parker Booth, CEO, voluntarily reducing his annual salary from $300,000 to $180,000 during May 2010. In addition, the provision for bad debt decreased by approximately $47,000, travel expenses decreased by approximately $31,000 and insurance costs decreased by approximately $25,000.  The aforementioned decreased spending was primarily caused by our lack of funding.

For the year ended December 31, 2011, the operating loss was $2,674,385as compared to $1,841,742 for year ended December 31, 2010. The $832,643, or 45%, increase in net operating loss was primarily attributable to the increased operating expenses described above.

For the year ended December 31, 2011, other expense was $383,546 as compared to $291,869 for year ended December 31, 2010. The Company recorded interest expense of $248,694 and $53,689 on notes and loans payable for the years ended December 31, 2011 and 2010, respectively.  The interest expense for the years ended December 31, 2011 and 2010 also includes $79,874 and $177,267, amortization of discount on notes payable, $230,125 and $35,496, amortization of derivative discount on notes payable and $44,063 and $14,169, related to factor advances, respectively, offset by a $219,210 gain as compared to an $11,248 loss on derivative liability for convertible notes payable for the year ended December 31, 2010, respectively.

For the year ended December 31, 2011, the net loss was $3,057,931 or $0.25 basic and diluted loss per share compared to $2,133,611 or $1.11 basic and diluted loss per share for the year ended December 31, 2010. The $924,320 or 43% increase in net loss was primarily attributable to the increased operating expenses described above.

Liquidity and Capital Resources

The Company’s operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties and others. The Company will require additional sources of outside capital to continue the Company’s operations. The Company expects that the Company’s primary source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit.  During April 2010, the former accounts receivable factoring company ceased operations and therefore any ability to advance funds to the Company.  As a result, the Company experienced cash flow difficulties. On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivable, which expired on October 31, 2011.  The agreement is continuing on a month to month basis. The financial services company advances up to 80% of qualified customer invoices less applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company.  The released reserves are used to fund other vendor purchases or returned to the Company.  The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company.  The new financial services company commenced funding during February 2011.

The Company’s consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2011, the Company has limited cash, a working capital deficit of approximately $4,389,000 and has accumulated losses of approximately $13,455,000 since its inception and has withheld $153,009 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company is currently delinquent with its payroll tax filings since December 31, 2008. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from the date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Generally, The Company has primarily financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to December 31, 2011, the Company received approximately $212,000 from the sale of the Company’s common stock. For the period from inception (February 19, 2008) to December 31, 2011, the Company received proceeds from notes payable of $2,152,488 of which $178,355 has been paid back and $822,134 has been converted to shares of the Company’s common stock as of December 31, 2011.

The Company has limited funding available for marketing and will rely solely on the Company’s ability to raise debt or equity funds in the immediate future.

The Company’s contractual obligation consists of notes and loans payable in the amount of $1,283,184 including accrued interest of $131,185, for the notes at December 31, 2011.

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

Net Cash Flows

For the year ended December 31, 2011, net cash used in operating activities was $1,056,345 as compared to $252,149 for the year ended December 31, 2010. The increase of $804,196, or 319%, was primarily attributable to the payment of accounts payable from the proceeds provided from notes payable.

For the year ended December 31, 2010, cash provided by investing activities was $6,800, from the sale of property and equipment purchased in 2009 for $8,500.

For the year ended December 31, 2011, net cash provided by financing activities was $1,060,736 as compared to $246,579 for the year ended December 31, 2010. The increase of $814,157, or 330%, was primarily related to proceeds from notes payable issued to third parties.

At December 31, 2011 and 2010, the Company had 2,983,750 and 33,750, and 5,862,140 and 394,858, of stock options and common stock purchase warrants outstanding, respectively. The outstanding stock options have an exercise price from $0.20 to $10.20 per share. The outstanding warrants have an exercise price from $0.001 per share to $0.20 per share. Accordingly, at December 31, 2011, the outstanding options and warrants represented a total of 8,845,890 shares issuable for a maximum of $1,615,876 if all options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder.  There is no assurance that any of these options or any additional warrants will be exercised.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. The Company’s principal executive officer and principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2011.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents a material weakness at December 31, 2011:

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

As a result of this material weakness described above, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEES AND CORPORATE GOVERNANCE

As of December 31, 2011, the names, ages and positions of the Company’s directors and executive officers are as follows:

Name of Director	Age	Position(s) with the Company	Director/Officer Since

Parker Booth	56	Chief Executive Officer	2008
Barry Brookstein	70	Chief Financial Officer	2011
Alicia Smith Kriese	47	Director	2008
Michael Rosenthal	68	Director	2009
Mark Klein	38	Director	2009

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

Barry Brookstein – Chief Financial Officer and Director

Mr. Brookstein joined our Company in October 2011 as Chief Financial Officer and has been a Director since February 2012.  Mr. Brookstein has been in the practice of public accounting for over 40 years and has served as Chairman and President of Barry M. Brookstein & Associates since 1996.  Mr. Brookstein currently serves as Chairman and Chief Executive Officer of Compliance Systems Corporation and served as Chief Financial Officer and Treasurer since 2002.  Mr. Brookstein has served as a director and officer in numerous other companies in the consulting, human resource and retail industries, and as Managing General Partner in real estate and oil and gas limited partnerships.  Mr. Brookstein is a graduate of Pace University.

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

Board of Directors and Committees

Board Meetings

During calendar 2011, the Board of Directors of the Company held two meetings. Each director attended the meetings of the Board of Directors. The Company expects each of the Company’s directors to attend the Company’s Annual Meeting every year, unless extenuating circumstances prevent their attendance.

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

Michael Rosenthal, a Director, filed his Form 3 late, on March 25, 2010. He did not file a Form 4 for the 964,643 Company shares issued to him during February 2011, for the 382,944 Company shares issued to him during June 2011 and for the 125,000 warrants earned in February 2012.

Mark Klein, a Director, filed his Form 3 late, on March 25, 2010. He did not file a Form 4 for the 25,000 Company shares issued to him during February 2011.

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

Summit Trading LTD, 10% owner and consultant providing investor and public relations, did not file a Form 3 for the 695,930 Company shares issued during February 2011. The consultant also did not file a Form 4 for the 3,473,708 Company shares earned during August 2011.

Code of Ethics

The Company’s has not adopted a Code of Ethics policy. The Company is in the process of establishing such policy.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2011 of the principal executive officer, principal financial officer, in addition to, as applicable, the Company’s three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “Named Executive Officers”).

2011 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Morrison Non-Executive Chairman of the Board (1)

	2011	-		-	-		-	-	-	-		-
	2010	-		-	-		-	-	-	-		-
Parker Booth, Chief Executive Officer, Chief Financial Officer & Director

	2011	180,000	(2)	-	95,736	(4)		-	-	75,624	(5)	351,360
	2010	228,231	(3)	-	-		-	-	-	10,800	(5)	239,031

Alicia Smith Kriese, Director (6)

		-		-	-		-	-	-	-		-
	2011	-		-	8,500	(7)	-	-	-	-		8,500

	2010	-	-	-		-			-	-	-	-	-
Dr. Corey Ruth, Director	2011	-	-	-	-				-	-	-	-	-
	2010	-	-	-	-				-	-	-	-		-

Michael Rosenthal, Director

	2011			-			76,589	(9)	-	-	-	31,091(10)	107,680
	2010			-			2,500	(11)	-	-	-		2,500
Mark Klein, Director

	2011			-			8,500	(12)	-	-	-		8,500
	2010			-			-		-	-	-		-

____________________________
(1)	Mr. Morrison resigned as Chief Executive Officer and Chief Financial Officer on December 11, 2009 and retired from the Company on April 22, 2010.

(2)	Mr. Booth was not paid during 2011.

(3)	Mr. Booth's salary was reduced to $180,000 a year beginning May 16, 2010. $112,846 of his salary was not paid.

(4)	Value of 478,681 shares of the Company’s common stock received as compensation.

(5)	Relates to automobile benefits for $10,800 plus $64,824 for value of shares issued to retire debt under market value.

(6)	Ms. Kriese resigned from the Board of Directors during February 2012.

(7)	Value of 25,000 shares of the Company’s common stock received as a financing incentive.

(8)	Dr. Ruth resigned from the Board of Directors during March 2010.

(9)	Value of 382,944 shares of the Company’s common stock earned as director compensation.

(10)	Value of shares issued to retire debt below market value for $16,206. Value of shares issued to retire debt over outstanding amount for $14,885.

(11)	Value of 50,000 shares of the Company’s common stock earned as director compensation.

(12)	Value of 25,000 shares of the Company’s common stock earned as director compensation.

Only Mr. Booth has a formal employment or consulting agreement.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards	Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Parker Booth, Chief Executive Officer & Director (1)	33,750(1)	-	-	10.2	September 30, 2013	-	-	-	-

_________________
(1) Mr. Booth was promoted to Chief Executive Officer and Chief Financial Officer on December 11, 2009. This award was granted on October 1, 2008, upon joining the Company.  During October 2011, Mr. Booth was replaced by Mr. Brookstein as Chief Financial Officer of the Company.

Employment/Consulting Agreements
On July 1, 2008, the Company executed a 16 month consulting agreement with William J. Gallagher to provide financial advisory, investor relations and certain administrative services for $6,250 per month. The Company accrued consulting compensation for Mr. Gallagher beginning on July 1, 2008. This contract terminated on October 31, 2009 and was not renewed. The accrued expense for $100,000 has not been paid and remains a liability of the Company at December 31, 2011.

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

September 30, 2009 for 1/3 of the options
September 30, 2010 for 1/3 of the options
September 30, 2011 for 1/3 of the options

The options expire five years from the date of the original grant. The Company accrued the salary for Mr. Booth beginning on November 15, 2008 through June 1, 2009. Beginning on June 1, 2009, Mr. Booth began receiving his salary. Mr. Booth's salary was reduced to $180,000 a year beginning May 16, 2010.   The Company accrued the salary for Mr. Booth beginning on May 16, 2010 through December 31, 2010. The accrued salary of $482,173 through June 1, 2009 and between June 1, 2010 and December 31, 2011 has not been paid and remains a liability of the Company at December 31, 2011.

On July 3, 2011, Chris White entered into an employment agreement with the Company and was promoted to Vice President of global supply chain. Mr. White’s employment agreement provides for an annual salary of $180,000. As part of his agreement, Mr. White was granted a stock option to purchase 2,950,000 shares of the Company’s common stock.  The option expires in seven years with 1,180,000 shares vesting on July 3, 2011 and 295,000 shares vesting on each of the first six semi-annual anniversaries after such date. The exercise price is $0.20 per share.

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

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percentage Beneficially Owned
Directors and Executive Officers:
Parker Booth, Chief Executive Officer	5,419,233	(2)	49.0%
Barry Brookstein, Chief Financial Officer and Director	1,000,000(3)		8.3%
Michael J. Rosenthal, Director	1,647,831		14.9%
Mark Klein, Director	42,500		0.4%
Executive Officers and Directors as a group (4 persons)	8,109,564		67.2%

10% or more Stockholders:
Chris White	1,857,943	(4)	14.9%
Summit Trading	4,169,638	(5)	28.7%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fourth quarter of 2008 through December 31, 2011, Parker Booth, Chief Executive Officer, advanced the Company $628,605. The advances are evidenced by a promissory note bearing interest at 5% per annum.  The unpaid balance including accrued interest was $6,803 at December 31, 2011.

In October and December 2009, Mike Rosenthal, Director, advanced the Company $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum. The promissory notes were paid back in February 2011. The promissory notes also include the issuance of 45,000 shares of the Company’s common stock to Mr. Rosenthal as a financing incentive. These shares were issued in Mr. Rosenthal in March 2010.

In November 2009 and February 2010, Morrison Partners, LLC, (Tom Morrison, former CEO and Chairman of Board of the Company) advanced the Company $25,000. The advance is evidenced by promissory notes bearing interest at 5% per annum. The unpaid balance including accrued interest was $27,472 at December 31, 2011. The promissory note also includes the issuance of 2,770 shares of the Company’s common stock as a financing incentive. These shares have not been issued to Morrison Partners, LLC.

In December 2009, Corey Ruth, Director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 5% per annum. The loan was paid back in February 2010. The promissory note also includes the issuance of 10,000 shares of the Company’s common stock to Dr. Ruth as a financing incentive. These shares were issued in Dr. Ruth in March 2010.

On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility (“loan”) with an entity owned by Barry Brookstein, Chief Financial Officer.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012.  The Company is currently negotiating an extension of such loan.  At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing.  In addition, the related party received a warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal extended to the Company up to 1,000,000 shares.  The warrants have an exercise price of $.10 per share and vest with each cash advance from the loan and collectively expire on October 17, 2014. The unpaid balance, including accrued interest, was $283,993 at December 31, 2011. The note has not been repaid as of June 18, 2012. As of June 18, 2012, the Company has been advanced $400,000 on the loan.

Interest inclusive of amortized financing discount on the aforementioned related party notes aggregated $35,859 and $208,742 for the years ended December 31, 2011 and 2010, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The aggregate fees billed to us by Marcum LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010

Audit fees (1)	$80,000	$50,000
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total fees	$80,000	$50,000

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

We have audited the accompanying consolidated balance sheets of Organic Alliance, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Alliance, Inc., as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended December 31, 2011 and 2010 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum llp
New York, NY
June 18, 2012

Organic Alliance Inc.
Consolidated Balance Sheet

	As of December 31,
	2011	2010

Assets
Current assets:
Cash	$5,852	$1,461
Accounts receivable, net	128,886	48,598
Prepaid expenses and other current assets	23,527	12,631
Total current assets	158,265	62,690

Total Assets	$158,265	$62,690

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,179,753	$1,588,115
Due to factor	82,087	-
Accrued expenses and other current liabilities	2,001,427	1,053,189
Derivative liabilities	155,813	84,819
Notes payable to related parties and others, net of discounts	1,128,549	465,416
Total current liabilities	4,547,629	3,191,539

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares authorized; -0- shares issued
and outstanding as of December 31, 2011 and December 31, 2010	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 11,032,593 and 2,859,475 shares outstanding as of
December 31, 2011 and December 31, 2010, respectively	1,103	286
Additional paid-in capital	9,064,265	7,267,666
Accumulated deficit	(13,454,732)	(10,396,801)
Total stockholders' deficiency	(4,389,364)	(3,128,849)

Total Liabilities and Stockholders' Deficiency	$158,265	$62,690

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance Inc.
Consolidated Statements of Operations

	For the Year Ended
	2011	2010

Revenue	$1,004,176	$1,335,287
Cost of sales	984,248	1,379,551

Gross margin (loss)	19,928	(44,264)

General and administrative expenses	$2,694,313	$1,797,478

Operating loss	(2,674,385)	(1,841,742)

Other (income) expense:
Interest expense	602,756	280,621
Change in fair value of derivative liability	(219,210)	11,248
Total net other expenses	383,546	291,869

Net loss	$(3,057,931)	$(2,133,611)

Basic and diluted loss per share	$(0.25)	$(1.11)

Weighted average number of
common shares outstanding - basic and diluted	12,267,539	1,915,200

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance Inc.
Statement of Stockholders' Deficiency
	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2009	1,364,997	$136	$6,660,242	$(8,263,190)	$(1,602,812)

Issuance of common stock for services	62,500	6	22,494		22,500
Issuance of common stock related to financing transaction	55,000	6	(6)		-
Issuance of common stock to retire debt of related parties and other	1,301,220	130	512,859		512,989
Conversion of notes payable into shares of common stock	75,758	8	14,992		15,000
Derivative liability on convertible notes			8,000		8,000
Discount on shares issued for notes payable	-	-	9,200		9,200
Share-based compensation	-	-	39,885		39,885

Net loss	-	-	-	(2,133,611)	(2,133,611)

Balance at December 31, 2010	2,859,475	$286	$7,267,666	$(10,396,801)	$(3,128,849)

Issuance of common stock for services	2,782,044	279	743,946		744,225
Issuance of common stock to retire debt of related parties and other	4,823,217	482	274,026		274,508
Conversion of notes payable into shares of common stock	642,857	64	24,936		25,000
Reclassification of derivative liability to equity upon conversion of note			66,836		66,836
Discount on conversion option			162,942		162,942
Share-based compensation	-		523,905		523,905
Cancellation of common stock	(75,000)	(8)	8		-

Net loss	-			(3,057,931)	(3,057,931)

Balance at December 31, 2011	11,032,593	$1,103	$9,064,265	$(13,454,732)	$(4,389,364)

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these consolidated financial statements

Organic Alliance Inc.
Consolidated Statements of Cash Flows
	For the Year Ended
	2011	2010

Cash flows from operating activities:
Net loss	$(3,057,931)	$(2,133,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	750,225	16,500
Depreciation expense	-	2,164
Share-based compensation	523,905	39,885
Gain on extinguishment of debt	-	(9,952)
Non-cash interest	106,708	-
Change in fair value of derivative liability	(219,210)	11,248
Gain on sales of equipment	-	(1,645)
Provision for bad debts	24,961	40,917
Amortization of discounts of note payable	309,999	212,763
Changes in operating assets and liabilities:
Accounts receivable	(105,249)	15,003
Due from factor	-	18,908
Prepaid expenses and other current assets	(16,896)	1,001
Accounts payable	(408,362)	852,286
Accrued expenses and other current liabilities	1,035,505	682,384
Net cash used in operating activities	(1,056,345)	(252,149)

Cash flows from investing activities:
Proceeds from the sale of equipment		6,800
Net cash used in investing activities	-	6,800

Cash flows from financing activities
Proceeds from notes and loans payable	1,024,704	333,879
Principal payments on note payable	(46,055)	(87,300)
Due to factor	82,087	-
Net cash provided by financing activities	1,060,736	246,579

Net increase in cash	4,391	1,230
Cash - beginning of the period	1,461	231
Cash - end of the period	$5,852	$1,461

Supplemental disclosures:
Interest paid	$111,643	$33,078

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$413,274	$90,771

Issuance of common stock to consultants for services
to be provided over a one year term	$-	$888,724

Reclassification of derivative liabilities upon conversion of note	$66,836	$-

Issuance of common stock to settle notes payable	$274,507	$512,990

Issuance of common stock to convert notes payable	$25,000	$15,000

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND OTHER MATTERS
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

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2011 and 2010, the Company did not hold any cash equivalents.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. The allowance for doubtful accounts amounted to $77,969 and $53,007 at December 31, 2011 and 2010, respectively.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held no inventory as of December 31, 2011 and 2010, respectively.

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the applicable assets over three years. Expenditures for maintenance and repairs that do not improve or extend the expected lives of the assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Upon retirement or other disposition of these assets, the costs and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations.

The Company’s property and equipment has been fully depreciated. Such amount was not material; depreciation expense was $0 and $2,164 for the years ended December 31, 2011 and 2010, respectively.

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

For the Black-Scholes pricing model, which approximates the binomial lattice model, the Company used the following assumptions and weighted average fair value ranges for the years ended December 31:

	2011	2010
Risk-free interest rate	0.06% - 0.30%	0.19% - 0.655%
Dividend yield	None	None
Expected volatility	32.4% - 42.8%	40.0% - 66.4%
Expected life in months and years	9 months - 2 years	9 months - 2 years

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the year ended December 31:

2011
Risk-free interest rate	0.01% - 2.00%
Dividend yield	None
Expected volatility	33.4% - 57.5%
Expected life in months and years	1 month – 5 years

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the years ended December 31, 2011, and 2010:

	2011	2010
Risk-free interest rate	0.39% - 2.54%	0.66% - 2.32%
Dividend yield	None	None
Expected volatility	50.2% - 57.7%	246.3% - 335.1%
Expected life in years	3-7	1.5-5

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

•
Major customers - The Company has two and four major customers, which accounted for approximately 22% and 58% of sales for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the total sales comprised of customer E 12%, customer F 10% compared to the year ended December 31, 2010, comprised of customer A 17%, customer B 16%, customer C 14% and customer D 11%.  The loss of any of these customers could adversely affect the Company's operations.

•
Major receivables - The Company has three major receivables at December 31, 2011 comprised of customer C 36%, customer E 33% and customer G 13% compared to two major receivables at December 31, 2010, comprised of customer C 51% and customer H 43%.

•
Major suppliers - The Company has four major suppliers, which accounted for approximately 54% and 46% of purchases for the years ended December 31, 2011 and 2010, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 2,795,538 and 74,850 warrants as of December 31, 2011 and 2010, respectively, exercisable at $0.01 or less.  These warrants have been included in computing the basic net loss per share for the years ended December 31, 2011 and 2010.

Total shares issuable upon the exercise of warrants, options and the conversion of convertible notes for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Options	2,983,750	33,750
Warrants	3,066,602	320,008
Convertible notes	5,446,125	129,176
Total Common Stock Equivalents	11,496,477	482,934

Recently Issued Accounting Standards

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Measurements”, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company is currently evaluating the impact of the disclosures in effect about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted provisions of ASU 2009-06 that were affective after December 15, 2009 and the application of those provisions impacted disclosures only in the Company’s consolidated financial statements.

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2011, the Company has limited cash, a working capital deficit of approximately $4,389,000, has accumulated losses of approximately $13,455,000 since its inception and has withheld $153,009 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company is currently delinquent with its payroll tax filings since December 31, 2008.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion from the date of filing will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The income tax provision (benefit) consists of the following:

	December 31,
	2011	2010
Federal
Current	$–	$–
Deferred	(716,557)	(720,113)

State and local
Current	–	–
Deferred	(209,586)	(199,894)
	(926,143)	(920,007)
Change in valuation allowance	926,143	920,007
Income tax provision (benefit)	$–	$–

The components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Share based compensation	$2,979,541	$2,339,470
Start-up costs	278,233	300,792
Federal net operating loss carryovers	1,165,428	934,772
State net operating loss carryovers	326,664	255,664
Bad debt reserve	19,554	21,115
Related party interest expense	10,948	10,302
Accrued compensation	15,781	7,890
Derivative liability	60,108	17,823
Total deferred tax assets	4,856.257	3,887,828
Less: valuation allowance	(4,796,149	(3,870,007
Deferred tax asset, net of valuation allowance	60,108	17,821

Deferred tax liabilities
Discount on convertible debt	(60,108)	(17,821)
Total deferred tax liabilities	(60,108)	(17,821)
Net deferred tax asset (liabilities)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2011 and December 31, 2010.  The increase in valuation allowance was $926,143 and $920,007 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 and December 31, 2010, the Company had approximately $3,430,000 and $2,750,000, respectively, of US federal net operating loss carryovers (“NOL’s”).  As of December 31, 2011 and 2010, the Company had approximately $3,700,000 and $2,890,000 of state NOL’s, respectively.  The federal and state NOL’s expire beginning 2028.  If not used, these NOL’s may be subject to limitation under Internal Revenue Code Section 382 (“Section 382”) should there be a greater than 50% ownership change as determined under the regulations.  The Company has conducted a preliminary Section 382 analysis and has determined that there was a change of ownership on February 23, 2011 when the Company  issued shares of the Company’s common stock to settle notes payable with an executive officer and a director.  The Company’s pre-merger NOL’s are subject to an annual limitation of $116,571.  The Company has not filed its federal and state tax returns since December 31, 2008 and therefore, the NOL’s for periods subsequent to 2008 will not be available to offset future taxable income until the tax returns are filed with the respective federal and state tax authorities.

A reconciliation of the benefit from income taxes based on the Federal statutory rate to the Company’s effective rate for years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	%	%
U.S. Statutory federal rate	(34)	(34)
State income tax, net of federal benefits	(5.8)	(5.8)
Other permanent differences	1.0	(3.3)
Section 382 impairment	8.5	-
Change in valuation allowance	30.3	43.1
Income tax provision (benefit)	-	-

Tax benefits are recognized only for tax purposes that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.  As of December 31, 2011 and 2010, no liability for unrecognized tax benefits was required to be reported.  The guidance also discusses the classification of related interest and penalties on income taxes.  The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense.  No interest or penalties were recorded during the years ended December 31, 2011 and 2010.

6.	PREFERRED STOCK

The Company’s articles of incorporation authorizes the Company's Board of Directors to issue up to 10,000,000 shares of preferred stock, having no par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At December 31, 2011 and 2010, no shares of preferred stock were issued or outstanding.

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of common stock of the Company equivalent to 25% of outstanding common shares, as defined in the agreement.  The consultant elected to receive the common stock equivalent directly as compensation.  The Company calculated the fair value of the award to be $868,724 or 4,169,638 shares of common stock. The Company accrued $506,680 and $362,044 of stock based compensation for these services during the years ended December 31, 2011 and 2010, respectively, which has been included in accrued expenses and other current liabilities. During March 2011, 695,930 shares of common stock valued at $173,982 were issued to the consultant for the settlement of a portion of the accrued compensation, the remaining 3,473,708 shares of common stock valued at $694,742 have not been issued as of December 31, 2011 and is currently due and payable.

7.	EQUITY TRANSACTIONS

During March 2010, the Company issued to Michael Rosenthal, director, 2,500 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $2,500 for the year ended December 31, 2010.

During April 2010, the Company issued 25,000 shares of common stock to a consultant for investor relations services to be provided over a one year term beginning April 18, 2010. The fair value of the award on the date of issuance was $20,000 and was amortized ratably over a one year term. The Company recorded a charge of $6,000 and $14,000 for the years ended December 31, 2011 and 2010, respectively.

During February 2011, the Company issued to Alicia Kriese, director and Mark Klein, director, in the aggregate 50,000 shares of common stock for services.  The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $17,000 for the year ended December 31, 2011.

During February 2011, the Company issued in the aggregate to three employees 528,811 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $179,796 for the year ended December 31, 2011.

During June 2011, the Company issued to Parker Booth, CEO, and Michael Rosenthal, director, 478,681 and 382,944, shares of common stock, respectively for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $172,325 for the year ended December 31, 2011.

During June 2011, the Company issued to three employees an aggregate of 45,604 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $9,121 for the year ended December 31, 2011.

During July 2011, the Company issued 600,000 shares of common stock to a consultant for investor and public relations services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $192,000 for the year ended December 31, 2011.

During August 2011, Tom Morrison, former CEO, returned and the Company cancelled 75,000 shares of the Company's common stock for no consideration.

8.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and other, net of discounts consist of the following:

	December 31,
	2011	2010

N Notes Payable (net of debt discount of $63,114 and $5,285 at December 31, 2011 and 2010, respectively) (A)	$551,978	$68,312
Notes Payable – Related Parties (B) (net of debt discount of 50,053 at December 31, 2011)	348,130	394,761
Convertible Notes Payable (net of debt discount of $41,469 and $46,075 at December 31, 2011 and 2010, respectively) (C)	228,441	2,343
Total	$1,128,549	$465,416

(A)	Notes Payable

i.
In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum.  As a financing incentive, the individual received warrants to purchase 20,000 shares of common stock at $1.00 per share.  The warrants expired in November 2011.  The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrants of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $21,846 and $20,750 at December 31, 2011 and 2010, respectively. The Company is not compliant with the repayment terms of the note

ii.
On November 3, 2010, the Company signed a $38,262 demand note with an interest rate of 5% per annum. The unpaid balance, including accrued interest, was $38,565 at December 31, 2010. The note was repaid in January 2011.

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815” Derivatives and Hedging”.    Accordingly, the warrants are recorded as derivative liabilities at their fair value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $500,000 was recorded net of a discount of $137,703.  The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $74,589 for the year ended December 31, 2011 and is included as a component of interest expense in the accompanying consolidated statement of operations. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that defers payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of  default. The unpaid balance, including accrued interest, was $593,247 at December 31, 2011.

(B)	Notes Payable – Related Parties

i.
In September 2008, Earnest Mathis, a former owner, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The promissory note matured on September 13, 2009.  The unpaid balance, including accrued interest, was $19,942 and $18,335 at December 31 2011 and 2010, respectively.  The Company is not compliant with the repayment provisions of this note.

ii.
During the years ended December 31, 2011 and 2010 the Company was advanced $8,045 and $111,279 from Parker Booth, Chief Executive Officer. The advances are evidenced by promissory notes bearing interest at 5% per annum.   The promissory notes also include the issuance of 133,437 shares of common stock as a financing incentive.

The gross proceeds of the note were recorded net of a debt discount of $0 and $130,074 for the years ended December 31, 2011 and 2010, respectively. The debt discount consisted of the relative fair value of the common stock of $137,914 and is accreted to interest expense ratably over the term of the note.

On August 13, 2010, the Company consolidated the previous note dated April 21, 2010 into a single promissory note totaling $605,185 and accrues interest at 5% and matured on December 31, 2010.  Between August 13, 2010 and February 18, 2011, The Company repaid $7,795 of the note

On November 4, 2010, at the option of the holder the Company issued 940,977 shares of common stock for the settlement of $376,391 of principal and accrued interest.  On February 18, 2011, the Company issued an additional 3,858,574 shares of common stock for the settlement of $231,514 of principal and $5,996 of the accrued interest.  The fair value of the common stock issued exceeded the fair value of the promissory notes and accrued interest by $64,824. Accordingly the Company recorded a charge to stock based compensation for the year ended December 31, 2011. As of December 31, 2011 and 2010 the amounts payable under these notes was $6,803 and $265,745, respectively.  The Company is not compliant with the repayment terms of this note.

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

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $27,472 and $26,222 at December 31, 2011 and 2010, respectively. The shares have not been issued to Morrison Partners, LLC and are included in accrued expenses and other current liabilities. The Company is not compliant with the repayment terms of this note.

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

vi.
During March, 2010 through October 2011, an employee of the Company loaned to the Company $65,958 of which an aggregate amount of $16,000 and $49,958 was advanced during 2011 and 2010, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance including accrued interest was $59,974 and $41,706 at December 31, 2011 and 2010, respectively.

vii.
On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility with an entity owned by a related party who is a 100% shareholder.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012.  The Company is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing.  In addition, the related party received a warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal extended to the Company up to 1,000,000 shares.  The warrants have an exercise price of $.10 per share and vest with each cash advance from the loan and collectively expire on October 17, 2014. During the year ended December 31, 2011, the Company issued three-year warrants to purchase an aggregate of 687,500 shares of common stock under this financing arrangement. The unpaid balance, including accrued interest, was $283,993 at December 31, 2011. As of June 18, 2012, the Company has been advanced $400,000 on the loan.

The conversion price of the notes was not fixed and  determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the notes on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the three-year warrants issued in connection with the note on the date of issuance aggregated $70,074, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $20,021 for the year ended December 31, 2011.

Interest inclusive of amortized financing discount on the aforementioned related party notes aggregated $35,859 and $208,742 for the years ended December 31, 2011 and 2010, respectively.

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

ii.
On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days prior to the date of conversion.  The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $.099 per share.  During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $.14 per share.  During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $.045 per share. The unpaid balance, including accrued interest, was $21,567 and $40,215 at December 31, 2011 and 2010, respectively. As of June 18, 2012, approximately $23,000 of the note and accrued interest remains unpaid.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance were valued using the Black-Scholes pricing model, which approximates the binomial lattice options pricing model and recorded as derivative liabilities (see Derivative Financial Instruments below). The fair value of the conversion option in connection with the note on the date of issuance aggregated $52,380, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $26,190 and $7,638 for the years ended December 31 2011 and 2010, respectively.

iii.
On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011.  The holder, at any time, may convert the promissory note into shares of Company’s common stock at $0.05 per share.  The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance.  The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note and amounted to $1,333 and $6,667 for the years ended December 31, 2011 and 2010, respectively. The unpaid balance, including accrued interest, was $8,683 and $8,203 at December 31, 2011 and 2010, respectively. The Company is not compliant with the repayment terms of this note.

iv.
On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011.  The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company has not made a note payment and received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. As a financing incentive, the lender received five-year warrants vesting April 28, 2011, to purchase 705,882 shares of Company’s common stock at an exercise price of $0.25 per share.  The unpaid balance, including accrued interest, was $70,588 at December 31, 2011. The Company is not compliant with the repayment terms of this note.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities (see Derivative Financial Instruments below). The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $60,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $60,000 for the year ended December 31, 2011.

v.
On June 15, 2011, the Company issued a $57,500 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) June 14, 2011. The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company received a waiver from the lender on September 1, 2011 that waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. As a financing incentive, the lender received five-year warrants vesting June 15, 2011, to purchase 575,000 shares of Company’s common stock at an exercise price of $0.25 per share. The unpaid balance, including accrued interest, was $57,500 at December 31, 2011. The Company is not compliant with the repayment terms of this note.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities (see Derivative Financial Instruments below). The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $50,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $27,083 for the year ended December 31, 2011.

vi.
On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The Company is currently negotiating an extension of such loan. The note may be converted into the Company's common stock by the holder at $0.05 per share.  As a financing incentive, the lender received five-year warrants vesting July 15, 2011, to purchase 1,098,220 shares of Company’s common stock at an exercise price of $0.25 per share.  The unpaid balance, including accrued interest, was $111,572 at December 31, 2011. The Company is not compliant with the repayment terms of this note.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities (see Derivative Financial Instruments below). The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $95,497, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $95,497 for the year ended December 31, 2011.

9. FAIR VALUE MEASURES

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and December 31, 2010, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
December 31, 2011	$–	$–	$155,813	$155,813
December 31, 2010	$–	$–	$84,819	$84,819

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For The Years Ended
	December 31,
	2011	2010

Fair value, beginning of year	$84,819	$-
Included in liabilities – debt discount	357,040	73,571
Included in stockholders’ deficiency - reclassifications	(66,836)	-
Change in fair value of derivative liabilities	(219,210)	11,248
Transfers in and out of Level 3	-	-
Fair value, end of year	$155,813	$84,819

10. STOCK OPTIONS AND WARRANTS

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

The Company recognized stock based compensation expense included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2011 and 2010, for $79,060 and $34,863, respectively for these awards.

Options Summary:

A summary of option activity during the years ended December 31, 2011 and 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2009	33,750	$10.20	3.88	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at December 31, 2010	33,750	$10.20	2.88	$-
Granted	2,950,000	$0.20	7.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at December 31, 2011	2,983,750	$0.31	4.00	$-

Exercisable at December 31, 2011	1,213,750	$0.31	4.19	$-

Common Stock Warrants

Warrant transactions during the years ended December 31, 2011 and 2010 are as follows:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2009	300,008	$20.00
Granted	94,850	0.21
Exercised	–	–
Forfeited	–	–
Balance, December 31, 2010	394,858	$15.25
Granted	5,787,290	0.12
Exercised	–	–
Forfeited	(320,008)	18.81
Balance, December 31, 2011	5,862,140	$0.12	3.49	$261,453

Exercisable, December 31, 2011	5,862,140	$0.12	3.49	$261,453

The intrinsic value is calculated on the difference between the fair market value of the Company’s stock, which was $0.10 per share as of December 31, 2011, and the exercise price of the warrants.

The following table presents information related to warrants at December 31, 2011:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	74,850	1.75	74,850
0.01	452,354	2.08	452,354
0.01	795,866	4.13	795,866
0.25	705,882	4.33	705,882
0.25	575,000	4.46	575,000
0.01	452,355	4.50	452,355
0.25	1,098,220	4.54	1,098,220
0.001	1,020,113	2.75	1,020,113
0.10	687,500	2.88	687,500
	5,862,140	3.49	5,862,140

11.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for a $6,250 monthly fee. This contract expired on October 31, 2009 and was not renewed. As of December 31, 2011 and 2010, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the consolidated balance sheets.

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

Agreements

On September 27, 2010 the Company signed a twelve month agreement for investment banking services which is being extended. The banking services include equity financing, business combinations and other financing transactions. The compensation to the banker includes a flat fee plus other compensation as defined in the agreement.  The agreement includes three year warrants, which were fully vested on the date of the grant to purchase 74,850 shares of Company’s common stock at an exercise price of $0.001 per share. The fair value of the award was $19,443 and is amortized over the term of the agreement, accordingly, the Company recorded a stock based compensation charge of $14,422 and $5,021 for the years ended December 31, 2011 and 2010, respectively.

In addition, the agreement provides for an additional warrant to be issued by the Company upon the 1 year anniversary provided that  the banker did not exercise any of their other compensation elements as defined in the agreement. This warrant carries cashless exercise provision and is limited to up to 4.99% of the Company’s outstanding common stock on a fully diluted basis. In September 2011, the Company issued 1,020,113 warrants and incurred a charge of $55,056.  The warrants are exercisable at $0.001 per share, have a life of 3 years and were fully vested on the date of the grant.

On November 2, 2010, the Company entered into an agreement with an attorney for general corporate and transactional matters that provide a 3.50% equity interest in the Company upon meeting certain milestones.  These milestones were met in February 2011, and the attorney was granted 5 year warrants vesting on February 14, 2011 to purchase 795,866 shares of Company’s common stock at an exercise price of $0.01 per share. The warrant was fully vested on the date of the grant and accordingly the Company recorded a stock based compensation charge of $279,453 for the year ended December 31, 2011 which represents the fair value of the award.

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

13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	For The Years Ended
	December 31,
	2011	2010

Due to consultant (Note 11)	$100,000	$100,000
Accrued consulting fees, common stock to be issued (Note 6)	694,742	362,044
Payroll and payroll taxes payable (A)	1,131,572	584,454
Other accrued liabilities	75,113	6,691
	$2,001,427	$1,053,189

(A)	As of December 31, 2011 and 2010, the Company has withheld $153,009 and $98,982 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

14.	SUBSEQUENT EVENTS
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