Form 10-Q
period 2012-03-31
Organic Alliance, Inc.
filed 2012-06-19
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

ORGANIC ALLIANCE, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	F-1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Organic Alliance Inc.
Condensed Consolidated Balance Sheet

	March 31, 2012	December 31, 2011
	unaudited	audited
Assets
Current assets:
Cash	$101,819	$5,852
Accounts receivable, net of allowance for doubtful accounts of $77,968
at March 31, 2012 and December 31, 2011	195,322	128,886
Inventory	19,073	-
Prepaid expenses and other current assets	32,494	23,527
Total current assets	348,708	158,265

Total Assets	$348,708	$158,265

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,196,146	$1,179,753
Due to factor	50,929	82,087
Accrued expenses and other current liabilities	2,136,712	2,001,427
Derivative liabilities	789,058	155,813
Notes payable to related parties and others, net of discounts	1,398,475	1,128,549
Total current liabilities	5,571,320	4,547,629

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares authorized; -0- shares issued
and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 11,032,593 shares issued and outstanding
as of March 31, 2012 and December 31, 2011	1,103	1,103
Additional paid-in capital	9,161,849	9,064,265
Accumulated deficit	(14,385,564)	(13,454,732)
Total stockholders' deficiency	(5,222,612)	(4,389,364)

Total Liabilities and Stockholders' Deficiency	$348,708	$158,265

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Revenue	$336,007	$255,755
Cost of sales	302,863	248,405

Gross margin	33,144	7,350

General and administrative expenses	$456,842	$1,075,467

Operating loss	(423,698)	(1,068,117)

Other (income) expense:
Interest expense	228,870	64,301
Change in fair value of derivative liability	278,265	40,572
Total net other expenses	507,135	104,873

Net loss	$(930,833)	$(1,172,990)

Basic and diluted loss per share	$(0.05)	$(0.19)

Weighted average number of
common shares outstanding - basic and diluted	17,358,027	6,046,778

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(930,833)	$(1,172,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	201,796
Share-based compensation	89,587	388,945
Non-cash interest	22,892	11,762
Change in fair value of derivative liability	278,265	40,572
Amortization on discount of note payable	110,012	24,694
Changes in operating assets and liabilities:
Accounts receivable	(66,436)	(187,727)
Inventory	(19,073)	(8,978)
Prepaid expenses and other current assets	(8,967)	2,263
Accounts payable	16,393	(397,229)
Accrued expenses and other current liabilities	135,285	365,508
Net cash used in operating activities	(372,875)	(731,384)

Cash flows from financing activities
Proceeds from notes and loans payable	500,000	566,926
Principal payments on note payable	-	(38,262)
Due to factor - net of repayment	(31,158)	201,267
Net cash provided by financing activities	468,842	729,931

Net increase (decrease) in cash	95,967	(1,453)
Cash - beginning of the period	5,852	1,461
Cash - end of the period	$101,819	$8

Supplemental disclosures:
Interest paid	$95,967	$20,607

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$362,977	$137,703

Reclassification of derivative liabilities upon conversion of note	$-	$44,852

Issuance of common stock to settle notes payable	$-	$274,507

Issuance of common stock to convert notes payable	$-	$5,000

The accompanying notes are an integral part of these financial statements

Organic Alliance, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS
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

The results for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on June 18, 2012.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $77,969 at March 31, 2012 and December 31, 2011, respectively.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held $19,073 and $0 of inventory as of March 31, 2012 and December 31, 2011, respectively.

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

For the Black-Scholes pricing model, which approximates the binomial lattice model, the Company used the following assumptions and weighted average fair value ranges for the three months ended March 31:

	2012	2011
Risk-free interest rate	0.31% - 0.38%	0.30%
Dividend yield	N/A	N/A
Expected volatility	46.5%-46.8%	36.0%-37.2%
Expected life in months and years	20 months	9 months- 2 years

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the three months ended March 31:

	2012	2011
Risk-free interest rate	0.15% - 0.62%	N/A
Dividend yield	N/A	N/A
Expected volatility	43.4%-46.1%	N/A
Expected life in months and years	6 months - 3 years	N/A

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the three months ended March 31:

	2012	2011
Risk-free interest rate	0.43% - 0.86%	2.37%
Dividend yield	N/A	N/A
Expected volatility	44.7% - 55.2%	54.5%
Expected life in years	3-5	5

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

•
Major customers - The Company has two and four major customers, which accounted for approximately 65% and 61% of the sales during three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, the total sales comprised of customer A 42% and customer B 23% compared to the three months ended March 31, 2011, comprised of customer E 26%, customer F 14%, customer G 12% and customer B 10%.  The loss of any of these customers could adversely affect the Company's operations.

•
Major receivables - The Company has five major receivables at March 31, 2012  comprised of customer E 27%, customer A 16%, customer C 17%, customer B 14% and customer D 11%  compared to five major receivables at March 31, 2011, comprised of customer E 28%, customer F 15%, G 13%, customer B 11% and customer H 11%.

•
Major suppliers - The Company has four and three major suppliers, which accounted for approximately 63% and 94% of purchases during three months ended March 31, 2012 and 2011, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 2,795,538 and 1,323,070 warrants as of March 31, 2012 and 2011, respectively, exercisable at $0.01. These warrants have been included in computing the basic net loss per share for the three months ended March 31, 2012 and 2011.  Additionally, included in the Company’s weighted average shares outstanding are 3,529,897 and 56,189 shares earned, but not issued as at March 31, 2012 and 2011, respectively.

Total shares issuable upon the exercise of warrants, options and the conversion of convertible notes for the three months ended March 31, 2012 and 2011 were as follows:

	March 31,
	2012	2011
Options	4,483,750	33,750
Warrants	4,710,350	320,008
Convertible notes	5,304,352	581,575
Total Common stock equivalents	14,498,452	935,333

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

3.	GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2012, the Company has limited cash, a working capital deficit of approximately $5,223,000, has accumulated losses of approximately $14,386,000 since its inception and has withheld $163,949 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company is currently delinquent with its payroll tax filings since December 31, 2008. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $2,000,000 capital infusion will be required to continue operations through the end of 2012. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On November 1, 2010 the Company entered into a new one year accounts receivable factoring facility with a financial services company with maximum borrowings of $1,800,000.  The contract expired on October 31, 2011, and the Company is operating on a month to month basis, thereafter. The financial services company advances up to 80% of qualified customer invoices less applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company.  The released reserves are used to fund other vendor purchases or returned to the Company.  The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company.  The new financial services company commenced funding during February 2011. At March 31, 2012 the advances from the factor inclusive of fees amounted to $64,789 which was offset against due from factor of approximately $13,860. Advances from the factor are collateralized by substantially all assets of the Company.

5.	PREFERRED STOCK

The Company’s articles of incorporation authorize the Company's Board of Directors to issue up to 10,000,000 shares of preferred stock, having no par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At December 31, 2011 and 2010, no shares of preferred stock were issued or outstanding.

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of common stock of the Company equivalent to 25% of outstanding common shares, as defined in the agreement.  The consultant elected to receive the common stock equivalent directly as compensation.  The Company calculated the fair value of the award to be $868,724 or 4,169,638 shares of common stock. The Company accrued $506,680 of stock based compensation for these services during the year ended December 31, 2011, which has been included in accrued expenses and other current liabilities. During March 2011, 695,930 shares of common stock valued at $173,982 were issued to the consultant for the settlement of a portion of the accrued compensation, the remaining 3,473,708 shares of common stock valued at $694,742 have not been issued as of March 31, 2012 and is currently due and payable.

6.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and others, net of discounts consists of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

N Notes Payable (net of Debt Discount of $42,076 at March 31, 2012 and $63,114 at December 31, 2011) (A)	$599,491	$551,978
Notes Payable – Related Parties (net of Debt Discount of $30,053 at March 31, 2012 and $50,053 at December 31, 2011) (B)	486,455	348,130
Convertible Notes Payable (net of Debt Discount of $335,471 at March 31, 2012 and $41,469 at December 31, 2011) (C)	312,529	228,441
Total	$1,398,475	$1,128,549

Notes Payable

(A)	Notes Payable

i.
In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum.  As a financing incentive, the individual received warrants to purchase 20,000 shares of the Company’s common stock at $1.00 per share.  The warrants expired in November 2011.  The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrants of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011.   The unpaid balance, including accrued interest, was $22,142 and $21,843 at March 31, 2012 and December 31, 2011, respectively. The Company is not compliant with the repayment terms of the note.

ii.
On November 3, 2010, the Company signed a $38,262 demand note with an interest rate of 5% per annum. The unpaid balance, including accrued interest, was $38,565 at December 31, 2011. The note was repaid in January 2011.

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and Hedging”.    Accordingly, the warrants are recorded as derivative liabilities at their fair value and are marked to market through earnings at the end of each reporting period.  The gross proceeds from the sale of the note $500,000 was recorded net of a discount of $137,703.  The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $21,038 and $15,300 for the three months ended March 31, 2012 and 2011, respectively, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that defers payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of  default. The unpaid balance, including accrued interest, was $619,425 and $593,247 at March 31, 2012 and December 31, 2011, respectively.

(B)	Notes Payable – Related Parties

i.
In September 2008, Earnest Mathis, a former owner, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum.  The promissory note matured on September 13, 2009.  The unpaid balance, including accrued interest, was $20,316 and $19,942 at March 31, 2012 and December 31, 2011, respectively.  The note has not been repaid as of June 18, 2012. The Company is not compliant with the repayment provisions of this note.

ii.
On February 18, 2011, the Company issued 3,858,574 shares of common stock to Parker Booth, Chief Executive Officer, for the settlement of $231,514 of principal and $5,996 of the accrued interest.  The fair value of the common stock issued exceeded the fair value of the promissory notes and accrued interest by $64,824 which the Company recorded a charge to stock based compensation expense during the three months ended March 31, 2011. The unpaid balance for accrued interest was $6,803 at March 31, 2012 and December 31, 2011.  The Company is not compliant with the repayment terms of this note.

iii.
In October and December 2009, Michael Rosenthal, director, advanced the Company $100,000 and $30,000, respectively, totaling $130,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The notes matured on March 31, 2010 and June 30, 2010, respectively. On February 18, 2011, at the option of the holder, the Company issued 964,643 shares of common stock for the settlement of $57,879 of the remaining principal and accrued interest of $7,091.  The fair value of the common stock issued exceeded the remaining portion of promissory notes plus accrued interest by $31,092 and is included as a component of stock based compensation expense in the accompanying condensed consolidated statement of operations.

iv.
In November 2009 and February 2010, Morrison Partners, LLC (Thomas Morrison, former CEO and Chairman of the Board is the President), advanced to the Company $10,000 and $15,000, respectively, totaling $25,000. The advances are evidenced by promissory notes bearing interest at 5% per annum.  The November advance provides for the issuance of 2,770 shares of the Company’s common stock as a financing incentive.  The Company recorded a debt discount of $2,935 for the relative fair value of the common stock. The discount was accreted over the life of the note.

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $27,784 and $27,472 at March 31, 2012 and December 31, 2011, respectively. The shares have not been issued to Morrison Partners, LLC. The Company is not compliant with the repayment terms of this note.

v.
During March, 2010 through October 2011, an employee of the Company loaned to the Company $65,958 of which an aggregate amount of $16,000 and $49,958 was advanced during 2011 and 2010, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance including accrued interest was $60,684 and $59,974 at March 31, 2012 and December 31, 2011, respectively.

vi.
On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility (“loan”) with an entity owned by a related party who is a 100% shareholder.  The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012.  The Company has not made a note payment and is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing.  In addition, the related party received a warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal extended to the Company up to 1,000,000 shares.  The warrants have an exercise price of $.10 per share and vest with each cash advance from the loan and collectively expire on October 17, 2014. The Company received $75,000 and $275,000 in gross proceeds during the three months ended March 31, 2012, and year ended December 31, 2012, respectively. The Company issued three-year warrants to purchase an aggregate of 187,500 and 687,500 shares of the Company’s common stock during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. The unpaid balance, including accrued interest, was $350,000 and $283,993 at March 31, 2012 and December 31, 2011, respectively. As of June 18, 2012, the Company has been advanced $400,000 on the loan.

The conversion price of the notes was not fixed and  determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the notes on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the three-year warrants issued in connection with the note on the date of issuance aggregated $70,074, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $40,062 for the three months ended March 31, 2012.

vii.
On February 28, 2012, Michael Rosenthal, director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012.  In addition, Mr. Rosenthal received three year warrants vesting February 28, 2012, to purchase 125,000 shares of Company’s common stock at an exercise price of $0.10 per share. The Company recorded a debt discount of $7,997 to the face value of the note based upon the relative fair values of the note and the common stock. The discount is being accreted over the life of the note which amounted to $1,406 for three months ended March 31, 2012, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The unpaid balance including accrued interest was $50,921 at March 31, 2012.

(C)	Convertible Notes Payable

i.
On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days prior to the date of conversion.  The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $.099 per share.  During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $.14 per share.  During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $.045 per share. The unpaid balance, including accrued interest, was $22,318 and $21,567 at March 31, 2012 and December 31, 2011, respectively.  As of June 18, 2012, approximately $23,000 of the note and accrued interest remains unpaid.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance were valued using the Black-Scholes pricing model, which approximates the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option in connection with the note on the date of issuance aggregated $52,380, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $6,548 for the three months ended March 31, 2012 and 2011.

ii.
On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011.  The holder, at any time, may convert the promissory note into shares of Company’s common stock at $0.05 per share.  The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance.  The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note and amounted to $1,333 for the three months ended March 31, 2011.  The unpaid balance, including accrued interest, was $8,802 and $8,683 at March 31, 2012 and December 31, 2011, respectively. The Company is not compliant with the repayment terms of this note.

iii.
On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011.  The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company has not made a note payment and received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. The Company is currently negotiating an extension of such loan. As a financing incentive, the lender received five-year warrants vesting April 28, 2011, to purchase 705,882 shares of Company’s common stock at an exercise price of $0.25 per share.  The unpaid balance, including accrued interest, was $70,588 at March 31, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of this note.

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

iv.
On June 15, 2011, the Company issued a $57,500 convertible promissory note with an original issue discount of 15%.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) June 14, 2012. The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company received a waiver from the lender on September 1, 2011 that waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. As a financing incentive, the lender received five-year warrants vesting June 15, 2011, to purchase 575,000 shares of Company’s common stock at an exercise price of $0.25 per share. The unpaid balance, including accrued interest, was $57,500 at March 31, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of this note.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $50,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $12,500 for the three months ended March 31, 2012.

v.
On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011.  The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The Company has not made a note payment and is currently negotiating an extension of such loan. The note may be converted into the Company's common stock by the holder at $0.05 per share.  As a financing incentive, the lender received five-year warrants vesting July 15, 2011, to purchase 1,098,220 shares of Company’s common stock at an exercise price of $0.25 per share.  The unpaid balance, including accrued interest, was $111,572 at March 31, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of this note.

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

vi.
On March 2, 2012, the Company entered into an agreement to sell secured promissory notes for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased.  In addition, the Company will issue to the investment banker, warrants for the purchase of the number of shares of the Company’s common stock equal to 10% of the common stock issuable in conjunction with the promissory notes sold in this offering. The three year warrants vesting immediately was 1,031,250 shares of the Company’s common stock at an exercise price of $.10 per share. The notes bear interest at 18% and have a maturity date of September 2, 2012. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing.  The Company received $375,000 in gross proceeds during the three months ended March 31, 2012. The unpaid balance, including accrued interest, was $377,219 at March 31, 2012.  As of June 18, a total of $850,000 has been raised by the offering.

The conversion price of the note and three-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $341,509, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $25,542 for the three months ended March 31, 2012.

7. FAIR VALUE MEASURES

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
March 31, 2012	$–	$–	$789,058	$789,058
December 31, 2011	$–	$–	$155,813	$155,813

The 2010 derivative liabilities are measured at fair value using the Black-Scholes options pricing model, which approximates the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy.  The 2012 and 2011 derivative liabilities are measured at fair value using the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Month Ended March 31, 2012	Year Ended December 31, 2011

Fair value, beginning of period	$155,813	$84,819
Derivative liabilities recorded during the period	354,980	357,040
Reclassification to equity upon conversion of note	-	(66,836)
Net unrealized (gain) loss on derivative financial instruments	278,265	(219,210)
Fair value, end of period	$789,058	$155,813

8.  STOCK OPTIONS AND WARRANTS

Stock Options – Employment Letter Agreement:

On January 6, 2012, in conjunction with Mark Zeller’s employment as the Company’s North American Director of Sales the Company provided an option to purchase 1,500,000 shares of common stock at $0.20 per share. The option has a life of five years and 250,000 options vested immediately and 416,667 shares vest on each anniversary after such date. The fair value option was approximately $44,000.

The Company recognized stock based compensation expense included in general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2012 and 2011, for $30,134 and $8,719, respectively for these awards.

Options Summary:

A summary of option activity during the three months ended March 31, 2012 and year ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2010	33,750	$10.20	3.88	$-
Granted	2,950,000	$0.20	7.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at December 31, 2011	2,983,750	$0.31	4.00	$-
Granted	1,500,000	$0.20	5.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at March 31, 2012	4,483,750	$0.28	4.21	$-

Exercisable at March 31, 2012	1,758,750	$0.28	4.21	$-

Common Stock Warrants Summary:

Warrant transactions during the three months ended March 31, 2012 and the year ended December 31, 2011 are as follows:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2010	394,858	$15.2
Granted	5,787,290	0.12
Exercised	–	–
Forfeited	(320,008)	18.81
Balance, December 31, 2011	5,862,140	$0.12
Granted	1,643,750	0.13
Exercised	–	–
Forfeited	–	–
Balance, March 31, 2012	7,505,890	$0.12	3.16	$744,132

Exercisable, March 31, 2012	7,505,890	$0.12	3.16	$744,132

The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.20 per share as of March 31, 2012, and the exercise price of the warrants.

The following table presents information related to warrants at March 31, 2012:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	74,850	1.50	74,850
0.01	452,354	1.83	452,354
0.01	795,866	3.88	795,866
0.25	705,882	4.08	705,882
0.25	575,000	4.21	575,000
0.01	452,355	4.25	452,355
0.25	1,098,220	4.29	1,098,220
0.001	1,020,113	2.50	1,020,113
0.10	875,000	2.63	875,000
0.10	125,000	2.92	125,000
0.25	300,000	2.92	300,000
0.10	1,031,250	2.96	1,031,250
	7,505,890	3.16	7,505,890

9.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At March 31, 2012 and December 31, 2011, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Employee Warrants

On February 29, 2012, an employee was granted three year warrants to purchase 300,000 shares of the Company’s common stock for services to the Company.  The warrants vest immediately with an exercise price of $0.25 per share. The Company recorded a charge for $6,149 to stock based compensation for the three months ended March 31, 2012.

10.	COMMITMENTS AND CONTINGENCIES

Agreements

On September 27, 2010 the Company signed a twelve month agreement for investment banking services which was renewed for another 12 months. The banking services include equity financing, business combinations and other financing transactions. The compensation to the banker includes a flat fee plus other compensation as defined in the agreement.  The agreement includes three year warrants “Initial Warrants”, which were fully vested on the date of the grant to purchase 74,850 shares of Company’s common stock at an exercise price of $0.001 per share. The fair value of the award was $19,443 and is amortized over the term of the agreement; accordingly, the Company recorded a stock based compensation charge of $4,861 for the three months ended March 31, 2011.

In addition, the agreement provides for an additional warrant to be issued by the Company upon the 1 year anniversary provided that the banker did not exercise any of their other compensation elements as defined in the agreement. This warrant carries a cashless exercise provision and is limited to up to 4.99% of the Company’s outstanding common stock on a fully diluted basis. In September 2011, the Company issued warrants to purchase 1,020,113 shares of the Company’s common stock.  The warrants are exercisable at $0.001 per share, have a life of 3 years and were fully vested on the date of the grant.  The fair value of the award was $213,215 and is amortized over the term of the agreement; accordingly, the Company recorded a stock based compensation charge of $53,304 for the three months ended March 31, 2012.

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

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2012	December 31, 2011
Due to consultant (Note 9)	$100,000	$100,000
Accrued consulting fees (Note 5)	694,742	694,742
Payroll and payroll taxes payable (A)	1,277,360	1,131,572
Other accrued liabilities	64,610	75,113
	$2,136,712	$2,001,427

(A) As of March 31 2011 and December 31, 2011, the Company has withheld $163,949 and $153,009 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

12.	SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2011. Actual results could differ materially from these forward-looking statements. Organic Alliance, Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.

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

Aside from the nutritional aspect, there is a more important part of the growing process related to chemicals.  In crops that are grown using chemicals (fungicides, herbicides, insecticides) to ensure growth, the chemicals often never leave the product after it leaves the farms and ends up on the store shelves.  Studies have linked certain chemicals used in farming to cancer, obesity, Alzheimer’s and certain birth defects.3

1 Source:  http://www.ota.com/organic/mt/business.html.
2 Source:  http://www.thepacker.com/fruit-vegetable-enewsletter/organics-insider/Survey-organic-produce-grows-by-double-digits-in-2011-149132005.html.
3 Source:  http://www.organicfoodinfo.net.

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

4 Source:  http://www.helpguide.org/life/organic_foods_pesticides_gmo.htm.
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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $77,969 at March 31, 2012 and December 31, 2011, respectively.
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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes produce the Company purchases from growers and packaging materials. The Company held $19,073 and $0 of inventory as of March 31, 2012 and December 31, 2011, respectively.

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

Results of Operations

Results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

For the three months ended March 31, 2012, the Company had net sales of $336,007 compared to $255,755, for the three months ended March 31, 2011.  The $80,252, or 31% increase is attributable to additional funding available from the new financial services company advancing 80% of qualified customer invoices to the Company. The new financial services company commenced funding during February 2011.

For the three months ended March 31, 2012, our cost of goods sold was $302,863 compared to $248,405 for the three months ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, respectively, our gross margin was $33,144 and $7,350. The increased gross margin is attributable to the higher net sales and more efficient purchasing practices.

For the three months ended March 31, 2012, the Company had general and administrative (“G&A”) expenses of $456,842 compared to $1,075,467 for the three months ended March 31, 2011.  The decrease in G&A expenses of $618,625, or 58%, is primarily attributable to decreased share based compensation costs of approximately $716,000 as no new shares were issued during the three months ended March 31, 2012, offset by increased payroll of approximately $84,000 for the hiring of Barry Brookstein, CFO and Mark Zeller, North American Director of Sales.

For the three months ended March 31, 2012, our operating loss was $423,698 compared to $1,068,117 for the three months ended March 31, 2011.  The $644,419, or 60%, decrease is related to lower G&A expenses discussed above.

For the three months ended March 31, 2012, other expense was $507,135 compared to $104,873 for three months ended March 31, 2011.  Interest expense was $52,848 and $32,313 on notes and loans payable for the three months ended March 31, 2012 and 2011, respectively, which also included $34,625 and $16,813, amortization of finance discount on notes payable, $75,387 and $7,881, amortization of derivative discount on notes payable and $13,510 and $7,294, related to factor advances, and a $278,265 and 40,572 loss on derivative liability for convertible notes payable. Also included in the three months ended March 31, 2012 are finance fees of approximately $53,000 for the $375,000 sold under our agreement to sell secured promissory notes.

For the three months ended March 31, 2012, net loss was $930,833, or $0.05, basic and basic and diluted loss per share compared to $1,172,990, or $0.19, basic and diluted loss per share for the three months ended March 31, 2011. The $242,157 or 21% decrease in net loss was primarily attributable to the factors described above.

Liquidity and Capital Resources

The Company’s operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties and others. The Company will require additional sources of outside capital to continue the Company’s operations. The Company expects that the Company’s primary source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit.   On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011.  The agreement is continuing on a month to month basis. The financial services company advances up to 80% of qualified customer invoices less applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company.  The released reserves are used to fund other vendor purchases or returned to the Company.  The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company.  The new financial services company commenced funding during February 2011. As of March 31, 2012, the Company has withheld $163,949 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2012, the Company has limited cash, a working capital deficit of approximately $5,223,000 and has accumulated losses of approximately $14,386,000 since its inception.

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

For the period from inception (February 19, 2008) to March 31, 2012, the Company received approximately $212,000 from the sale of our common stock and received proceeds from the notes payable of $2,668,543, of which $194,410 has been paid back and $822,134 has been converted to shares of the Company’s common stock as of March 31, 2012.

The Company has limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligations consist of notes and loans payable in the amount of $1,806,075, including accrued interest of $154,076, for the notes at March 31, 2012.

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

On March 2, 2012, the Company entered into an agreement to sell secured promissory notes for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased.  In addition, the Company will issue to the investment banker, warrants for the purchase of the number of shares of the Company’s common stock equal to 10% of the common stock issuable in conjunction with the promissory notes sold in this offering. As of June 18, a total of $850,000 has been raised by the offering.

Net Cash Flows

For the three months ended March 31, 2012, net cash used in operating activities was $372,875 compared to $731,384 for three months ended March 31, 2011.  The decrease of $358,509, or 49%, was primarily attributable to the payments of accounts payable from the proceeds provided from notes payable during the three months ended March 31, 2011, and improvements in account receivable collections, offset by accrued expense.

For the three months ended March 31, 2012, net cash provided by financing activities was $468,842 compared to $729,931 for three months ended March 31, 2011.  The decrease of $261,089, or 36%, was related to proceeds from notes payable issued to third parties and advances from factor.

At March 31, 2012 and 2011, respectively, the Company had 4,483,750 and 33,750 stock options and 7,505,890 and 1,643,078 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.12 per share. The outstanding warrants have an exercise price from $0.001 to $0.25 per share. Accordingly, at March 31, 2012, the outstanding options and warrants represented a total of 11,989,640 shares issuable for a maximum of $2,125,251 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder.  There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2012. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. The Company’s principal executive officer and principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

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

None.

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