Form 10-Q
period 2012-08-14
Organic Alliance, Inc.
filed 2012-08-14
CIK 1442634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐   No☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Common stock, $0.0001 par value	14,506,301

ORGANIC ALLIANCE, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited)	F-1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	F-2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-4
ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4.	CONTROLS AND PROCEDURES	10
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	MINE SAFETY DISCLOSURE	11
ITEM 5.	OTHER INFORMATION	11
ITEM 6.	EXHIBITS	11
SIGNATURES		12

PART I - FINANCIAL INFORMATION

Organic Alliance Inc. Condensed Consolidated Balance Sheet	June 30, 2012	December 31, 2011
	unaudited	audited
Assets
Current assets:
Cash	$4,445	$5,852
Accounts receivable, net	290,778	128,886
Inventory	122,839	—
Prepaid expenses and other current assets	40,693	23,527
Total current assets	458,755	158,265

Total Assets	$458,755	$158,265

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,240,568	$1,179,753
Due to factor	167,177	82,087
Accrued expenses and other current liabilities	2,595,526	2,001,427
Derivative liabilities	2,978,119	155,813
Notes payable to related parties and others, net of discounts	1,896,699	1,128,549
Total current liabilities	8,878,089	4,547,629

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value authorized;
10,000,000 shares authorized; -0- shares issued
and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 11,032,593 shares issued and outstanding
as of June 30, 2012 and December 31, 2011	1,103	1,103
Additional paid-in capital	9,299,193	9,064,265
Accumulated deficit	(17,719,630)	(13,454,732)
Total stockholders' deficiency	(8,419,334)	(4,389,364)

Total Liabilities and Stockholders' Deficiency	$458,755	$158,265

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Operations	For the Three Months Ended		For the Six Months Ended
(unaudited)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$630,294	$130,402	$966,301	$386,158
Cost of sales	570,557	121,397	873,420	369,803

Gross margin	59,737	9,005	92,881	16,355

General and administrative expenses	1,097,172	617,999	1,554,014	1,693,467

Operating loss	(1,037,435)	(608,994)	(1,461,133)	(1,677,112)

Other (income) expense:
Interest expense	576,951	133,695	805,821	197,995
Change in fair value of derivative liability	1,719,679	122,295	1,997,944	162,867
	2,296,630	255,990	2,803,765	360,862

Net loss	$(3,334,065)	$(864,984)	$(4,264,898)	$(2,037,974)

Basic and diluted loss per share	$(0.19)	$(0.08)	$(0.25)	$(0.24)

Weighted average number of common
shares outstanding - basic and diluted	17,358,027	10,708,940	17,358,027	8,390,738

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements.

F2

Organic Alliance Inc.
Condensed Consolidated Statements of Cash Flows	For the Six Months Ended
(unaudited)	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(4,264,898)	$(2,037,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	384,242
Share-based compensation	626,785	402,522
Non-cash interest	69,257	11,762
Change in fair value of derivative liability	1,997,944	162,868
Amortization on discount of note payable	514,252	117,804
Changes in operating assets and liabilities:
Accounts receivable	(161,892)	(49,711)
Inventory	(122,839)	(44,043)
Prepaid expenses and other current assets	(17,166)	(13,282)
Accounts payable	60,815	(392,924)
Accrued expenses and other current liabilities	194,245	712,725
Net cash used in operating activities	1,103,497)	(746,011)

Cash flows from financing activities
Proceeds from notes and loans payable	1,025,000	712,730
Principal payments on note payable	(8,000)	(38,262)
Due to factor - net of repayment	85,090	70,744
Net cash provided by financing activities	1,102,090	745,212

Net decrease in cash	(1,407)	(799)
Cash - beginning of the period	5,852	1,461
Cash - end of the period	$4,445	$662

Supplemental disclosures:
Interest paid	$222,313	$30,042
Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$832,359	$247,703
Reclassification of derivative liabilities upon conversion of note	$—	$44,852
Issuance of common stock to settle notes payable	$—	$274,507
Issuance of common stock to convert notes payable	$—	$5,000
The accompanying notes are an integral part of these financial statements.

Organic Alliance, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS

Organic Alliance, Inc. ("OAI" or the "Company") is a global grower and marketer of organic, Fair Trade and conventional fresh food products to the market place.  By establishing collaborative relationships with key growers, the Company has built a vertically integrated supply chain through an alliance of growers that enables it to support its customers with an increasing variety of certified sustainable products, sensible pricing, steady supply and inspiring multi-media stories from our many producing communities.

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

The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on June 18, 2012.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $0 and $77,968 at June 30, 2012 and December 31, 2011, respectively.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce the Company purchases from growers and packaging materials. The Company held $122,839 and $0 of inventory as of June 30, 2012 and December 31, 2011, respectively.

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

For the Black-Scholes pricing model, which approximates the binomial lattice model, the Company used the following assumptions and weighted average fair value ranges for the six months ended June 30:

	2012	2011
Risk-free interest rate	0.09% - 0.72%	0.15% - 0.30%
Dividend yield	N/A	N/A
Expected volatility	31.6%-55.0%	32.7% – 37.2%
Expected life in months and years	3 months - 48 months	9 months – 2 years

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the six months ended June 30:

	2012	2011
Risk-free interest rate	0.08% - 0.72%	1.55%-2.00%
Dividend yield	N/A	N/A
Expected volatility	28.4%-55.0%	54.3% - 54.9%
Expected life in months and years	3 months – 4.3 years	5 years

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the six months ended June 30:

	2012	2011
Risk-free interest rate	0.40% - 0.86%	2.37%
Dividend yield	N/A	N/A
Expected volatility	39.3% - 55.2%	54.5%
Expected life in years	2.5 - 5	5

Concentrations

•	Credit Risk - The Company maintains cash balances at various high quality federally insured financial institutions, with balances at times, in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose a minimum credit risk. The Company has not experienced any losses in such accounts.
•	Major customers - The Company has five and three major customers, which accounted for approximately 73% and 52% of the sales during the three months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012, the total sales comprised of customer A 19%, customer B 17%, customer D 14%, customer C 12% and customer E 11% compared to the three months ended June 30, 2011, comprised of customer H 29%, customer I 12% and customer J 11%. The Company has two and three major customers, which accounted for approximately 38% and 42% of sales during six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, the total sales comprised of customer B 26% and customer A 12% compared to the six months ended June 30, 2011, comprised of customer L 17%, customer H 15% and customer K 10%. The loss of any of these customers could adversely affect the Company's operations.
•	Major receivables - The Company has five major receivables at June 30, 2012 comprised of customer A 25%, customer C 24%, customer D 13%, customer F 10% and customer G 10% compared to four major receivables at June 30, 2011, comprised of customer M 23%, customer H 16%, customer J 15% and customer N 12%.
•	Major suppliers - The Company has three major suppliers, which accounted for approximately 74% and 84% of purchases during three months ended June 30, 2012 and 2011, respectively. The Company has two and four major suppliers, which accounted for approximately 44% and 87% of purchases during six months ended June 30, 2012 and 2011, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of 2,795,538 and 1,775,425 warrants as of June 30, 2012 and 2011, respectively, exercisable at $0.01. These warrants have been included in computing the basic net loss per share for the three and six months ended June 30, 2012 and 2011. Additionally, included in the Company’s weighted average shares outstanding are 3,529,897 and 56,189 shares earned, but not issued as at June 30, 2012 and 2011, respectively.

Total common stock equivalents which were excluded since their inclusion would be anti-dilutive are those shares issuable upon the exercise of warrants, options and the conversion of convertible notes for the six months ended June 30, 2012 and 2011 were as follows:

	June 30,
	2012	2011
Options	4,058,750	33,750
Warrants	6,141,602	1,600,890
Convertible notes	5,194,529	3,167,560
Total Common stock equivalents	15,394,881	4,802,200

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

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2012, the Company has limited cash, a working capital deficit of approximately $8,419,000, has accumulated losses of approximately $17,720,000 since its inception and has withheld $192,300 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company is currently delinquent with its payroll tax filings since December 31, 2008, however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $1,500,000 capital infusion will be required to continue operations through the next 12 months. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On November 1, 2010 the Company entered into a new one year accounts receivable factoring facility with a financial services company with maximum borrowings of $1,800,000. The contract expired on October 31, 2011, and the Company is operating on a month to month basis, thereafter. The financial services company advances up to 80% of qualified customer invoices less applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to the Company. The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company. The financial services company commenced funding during February 2011. At June 30, 2012 the advances from the factor inclusive of fees amounted to $215,680 which was offset against due from factor of $48,503. Advances from the factor are collateralized by substantially all assets of the Company.

5.	PREFERRED STOCK

The Company’s articles of incorporation authorize the Company's Board of Directors to issue up to 10,000,000 shares of preferred stock, having no par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At June 30, 2012 and December 31 2011, no shares of preferred stock were issued or outstanding.

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of common stock of the Company equivalent to 25% of outstanding common shares, as defined in the agreement. The consultant elected to receive the common stock equivalent directly as compensation. The Company calculated the fair value of the award to be $868,724 or 4,169,638 shares of common stock. The Company accrued $506,680 of stock based compensation for these services during the year ended December 31, 2011, which has been included in accrued expenses and other current liabilities. During March 2011, 695,930 shares of common stock valued at $173,982 were issued to the consultant for the settlement of a portion of the accrued compensation, the remaining 3,473,708 shares of common stock valued at $694,742. On June 30, 2012, the Company revalued the unissued 3,473,708 shares of common stock at $.315 per share according to the closing price from NASDAQ.com. The revaluation resulted in $399,854 recorded as an additional component of stock based compensation expense in the accompanying condensed consolidated statement of operations The 3,473,708 shares of the Company’s common stock were issued to the consultant on July 23, 2012.

6.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and others, net of discounts consists of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Notes Payable (net of debt discount of $21,038 at June 30, 2012 and $63,114 at December 31, 2011) (A)	$647,006	$551,978
Notes Payable – Related Parties (net of debt discount of $2,592 at June 30, 2012 and $50,053 at December 31, 2011) (B)	566,756	348,130
Convertible Notes Payable (net of debt discount of $449,112 at June 30, 2012 and $41,469 at December 31, 2011) (C)	682,937	228,441
Total	$1,896,699	$1,128,549

Notes Payable

(A)	Notes Payable

i. In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum. As a financing incentive, the individual received warrants to purchase 20,000 shares of the Company’s common stock at $1.00 per share. The warrants expired in November 2011. The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrants of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $22,441 and $21,843 at June 30, 2012 and December 31, 2011, respectively. The Company is not compliant with the repayment terms of the note.

ii. On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and has a stated interest rate of 15% per annum. As a financing incentive, the lender received three year warrants vesting on January 31, 2011, to purchase 452,354 shares of common stock at an exercise price of $0.01 per share and also received five year warrants, vesting on June 30, 2011, to purchase 452,354 shares at an exercise price of $0.01 per share. The gross proceeds from the sale of the note of $500,000 was recorded net of a discount of $137,703. The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $21,038 and $22,591 for the three months ended June 30, 2012 and 2011, respectively, and $42,076 and $38,251 for the six months ended June 30, 2012 and 2011, respectively, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that defers payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of default. The unpaid balance, including accrued interest, was $645,603 and $593,247 at June 30, 2012 and December 31, 2011, respectively.

(B) Notes Payable – Related Parties

i. In September 2008, Earnest Mathis, a former owner, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum. The promissory note matured on September 13, 2009. The unpaid balance, including accrued interest, was $20,690 and $19,942 at June 30, 2012 and December 31, 2011, respectively. The note has not been repaid as of June 18, 2012. The Company is not compliant with the repayment provisions of this note.

ii. On February 18, 2011, the Company issued 3,858,574 shares of common stock to Parker Booth, Chief Executive Officer, for the settlement of $231,514 of principal and $5,996 of the accrued interest. The fair value of the common stock issued exceeded the fair value of the promissory notes and accrued interest by $64,824 which the Company recorded a charge to stock based compensation expense during the six months ended June 30, 2011 in the accompanying condensed consolidated statement of operations. The unpaid balance for accrued interest was $6,803 at June 30, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of this note.

iii. On February 18, 2011, at the option of the holder, the Company issued 964,643 shares of common stock to Michael Rosenthal, director, for the settlement of $57,879 of the remaining principal and accrued interest of $7,091. The fair value of the common stock issued exceeded the remaining portion of promissory notes plus accrued interest by $31,092 and is included as a component of stock based compensation expense during the six months ended June 30, 2011 in the accompanying condensed consolidated statement of operations.

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

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $28,096 and $27,472 at June 30, 2012 and December 31, 2011, respectively. The shares have not been issued to Morrison Partners, LLC. The Company is not compliant with the repayment terms of this note.

v. During March, 2010 through October 2011, an employee of the Company loaned to the Company $65,958 of which an aggregate amount of $16,000 and $49,958 was advanced during 2011 and 2010, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010 and $8,000 during April 2012. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance including accrued interest was $53,317 and $59,974 at June 30, 2012 and December 31, 2011, respectively.

vi. On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility (“loan”) with an entity owned by a related party who is a 100% shareholder of the entity. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. The Company has not made a note payment and is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing. In addition, the related party received a warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal extended to the Company up to 1,000,000 shares. The warrants have an exercise price of $.10 per share and vest with each cash advance from the loan and collectively expire on October 17, 2014. The Company received $125,000 and $275,000 in gross proceeds during the six months ended June 30, 2012, and year ended December 31, 2011, respectively. The Company issued three-year warrants to purchase an aggregate of 187,500 and 687,500 shares of the Company’s common stock during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. The unpaid balance, including accrued interest, was $406,904 and $283,993 at June 30, 2012 and December 31, 2011, respectively.

The conversion price of the notes was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the notes on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the three-year warrants issued in connection with the note on the date of issuance aggregated $105,363, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $45,280 and $85,342 for the three and six months ended June 30, 2012, respectively.

vii. On February 28, 2012, Michael Rosenthal, director, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012. In addition, Mr. Rosenthal received three year warrants vesting February 28, 2012, to purchase 125,000 shares of Company’s common stock at an exercise price of $0.10 per share. The Company recorded a debt discount of $7,997 to the face value of the note based upon the relative fair values of the note and the common stock. The discount is being accreted over the life of the note which amounted to $3,999 and $5,405 for the three and six months ended June 30, 2012, respectively, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The unpaid balance including accrued interest was $53,538 at June 30, 2012.

(C)	Convertible Notes Payable

i. On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company's common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days prior to the date of conversion. The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $.099 per share. During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $.14 per share. During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $.045 per share. The unpaid balance, including accrued interest, was $23,069 and $21,567 at June 30, 2012 and December 31, 2011, respectively. As of August 14, 2012, approximately $23,500 of the note and accrued interest remains unpaid.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance were valued using the Black-Scholes pricing model, which approximates the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option in connection with the note on the date of issuance aggregated $52,380, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $6,548 for the three months ended June 30, 2012 and 2011 and $13,095 for the six months ended June 30, 2012 and 2011.

ii. On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011. The holder, at any time, may convert the promissory note into shares of Company’s common stock at $0.05 per share. The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note and amounted to $1,333 for the six months ended June 30, 2011. The unpaid balance, including accrued interest, was $8,922 and $8,683 at June 30, 2012 and December 31, 2011, respectively. The Company is not compliant with the repayment terms of this note.

iii. On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011. The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company has not made a note payment and received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. The Company is currently negotiating an extension of such loan. As a financing incentive, the lender received five-year warrants vesting April 28, 2011, to purchase 705,882 shares of Company’s common stock at an exercise price of $0.25 per share. The unpaid balance was $70,588 at June 30, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of this note.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $60,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $60,000 for the six months ended June 30, 2011.

iv. On June 15, 2011, the Company issued a $57,500 convertible promissory note with an original issue discount of 15%. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) June 14, 2012. The note may be converted into the Company's common stock by the holder at $0.05 per share. The Company received a waiver from the lender on September 1, 2011 that waives the provision for payment upon the Company closing a debt or equity financing of $600,000 or more. As a financing incentive, the lender received five-year warrants vesting June 15, 2011, to purchase 575,000 shares of Company’s common stock at an exercise price of $0.25 per share. The unpaid balance was $57,500 at June 30, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of this note.

The conversion price of the note and five-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $50,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $10,418 and $2,083 for the three months ended June 30, 2012 and 2011, respectively, and $22,917 and $2,083 for the six months ended June 30, 2012 and 2011, respectively.

v. On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The Company has not made a note payment and is currently negotiating an extension of such loan. The note may be converted into the Company's common stock by the holder at $0.05 per share. As a financing incentive, the lender received five-year warrants vesting July 15, 2011, to purchase 1,098,220 shares of Company’s common stock at an exercise price of $0.25 per share. The unpaid balance was $109,789 at June 30, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of this note.

The conversion price of the note and five-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $95,497, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $95,497 for the year ended December 31, 2011.

vi. On March 2, 2012, the Company entered into an agreement to sell secured promissory notes for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased. In addition, the Company will issue to the investment banker, warrants for the purchase of the number of shares of the Company’s common stock equal to 10% of the common stock issuable in conjunction with the promissory notes sold in this offering. The three year warrants vesting immediately was 2,337,500 shares of the Company’s common stock at an exercise price of $.10 per share. The notes bear interest at 18% and have a maturity date of September 2, 2012. At the time of any new debt or equity financing of the Company, the note balance of principal and interest may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing. The Company received $850,000 in gross proceeds during the six months ended June 30, 2012. The unpaid balance, including accrued interest, was $862,181 at June 30, 2012. As of August 14, 2012 a total of $850,000 has been raised by the offering.

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $789,073, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $316,958 and $345,418 for the three and six months ended June 30, 2012, respectively

.

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

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

·	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

·	Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

·	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and December 31, 2011, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
June 30, 2012	$—	$—	$2,978,119	$2,978,119
December 31, 2011	$—	$—	$155,813	$155,813

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

	Six Months Ended June 30, 2012		Year Ended December 31, 2011

Fair value, beginning of period	$	$ 155,813	$ 84,819
Derivative liabilities recorded during the period		824,362	357,040
Reclassification to equity upon conversion of note		-	(66,836)
Net unrealized (gain) loss on derivative financial instruments		1,997,944	(219,210)
Fair value, end of period	$	$ 2,978,119	$ 155,813

8. STOCK OPTIONS AND WARRANTS

Stock Options – Employment Letter Agreement:

On July 3, 2011, in conjunction with Chris White’s employment as the Company’s Vice President of Global Supply Chain the Company provided an option to purchase to purchase 2,950,000 shares of common stock at $0.20 per share. The options have a life of seven years and 1,180,000 options vested immediately and 295,000 options vest on each of the first six semi-annual anniversaries after such date. The fair value of the options was approximately $317,400.

On January 6, 2012, in conjunction with Mark Zeller’s employment as the Company’s North American Director of Sales the Company provided an option to purchase 1,500,000 shares of common stock at $0.20 per share. The option has a life of five years and 250,000 options vested immediately and 416,667 options vest on each anniversary after such date. The fair value of the options was approximately $44,000. On May 1, 2012, Mr. Zellar resigned from the Company and forfeited 1,250,000 options to purchase shares of the Company’s stock. The fair value of the remaining 250,000 options was approximately $7,400.

On April 24, 2012, in conjunction with Roger Zardo’s employment as the Company’s Director of National Procurement the Company provided an option to purchase 325,000 shares of common stock at $0.25 per share. The option agreement dated May 28, 2012 has a life of three years and 100,000 options vest immediately with 75,000 options vesting on the first two anniversaries after such date and the final 75,000 options vesting on November 28, 2014. The fair value of the options was approximately $18,400.

On May 18, 2012, in conjunction with Jack Connelly’s employment as the Company’s Director of National Sales the Company provided an option to purchase 500,000 shares of common stock at $0.25 per share. The option agreement dated May 29, 2012 has a life of three years and 100,000 options vesting immediately with 134,000 options vesting on the first two anniversaries after such date and the final 132,000 options vesting on November 29, 2014. The fair value of the options was approximately $33,900.

The Company recognized stock based compensation expense included in general and administrative expenses on the consolidated statement of operations of $32,489 and $62,623 for the three and six months ended June 30, 2012, respectively for these awards.

Options Summary:

A summary of option activity during the six months ended June 30, 2012 and year ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2010	33,750	$10.20	3.88	$—
Granted	2,950,000	0.20	7.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2011	2,983,750	0.31	4.00	—
Granted	2,325,000	0.22	3.67	—
Exercised	—	—	—	—
Forfeited	(1,250,000)	0.20	—	—
Balance at June 30, 2012	4,058,750	$0.29	3.52	$421,625

Exercisable at June 30, 2012	1,958,750	$0.29	3.52	$421,625

The Company expects to amortize the remaining stock based compensation expense of approximately $262,000 over the life of the options.

Common Stock Warrants Summary:

Warrant transactions during the six months ended June 30, 2012 and the year ended December 31, 2011 are as follows:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2010	394,858	$15.2
Granted	5,787,290	0.12
Exercised	—	—
Forfeited	(320,008)	18.81
Balance, December 31, 2011	5,862,140	$0.12
Granted	3,075,000	0.12
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2012	8,937,140	$0.12	2.91	$1,781,073

Exercisable, June 30, 2012	8,937,140	$0.12	2.91	$1,781,073

The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.315 per share as of June 30, 2012, and the exercise price of the warrants.

The following table presents information related to warrants at June 30, 2012:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	74,850	1.25	74,850
0.01	452,354	1.58	452,354
0.01	795,866	3.63	795,866
0.25	705,882	3.83	705,882
0.25	575,000	3.96	575,000
0.01	452,355	4.00	452,355
0.25	1,098,220	4.04	1,098,220
0.001	1,020,113	2.25	1,020,113
0.10	1,000,000	2.38	1,000,000
0.10	125,000	2.67	125,000
0.25	300,000	2.67	300,000
0.10	2,337,500,	2.71	2,337,500
	8,937,140	2.91	8,937,140

9.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At June 30, 2012 and December 31, 2011, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Employee Warrants

On February 29, 2012, an employee was granted a three year warrant to purchase 300,000 shares of the Company’s common stock for services to the Company. The warrants vest immediately with an exercise price of $0.25 per share. The Company recorded a charge for $6,149 to stock based compensation for the six months ended June 30, 2012.

10.	COMMITMENTS AND CONTINGENCIES

Agreements

On September 27, 2010 the Company signed a twelve month agreement for investment banking services which was renewed for another 12 months. The banking services include equity financing, business combinations and other financing transactions. The compensation to the banker includes a flat fee plus other compensation as defined in the agreement. The agreement includes three year warrants “Initial Warrants”, which were fully vested on the date of the grant to purchase 74,850 shares of Company’s common stock at an exercise price of $0.001 per share. The fair value of the award was $19,443 and is amortized over the term of the agreement; accordingly, the Company recorded a stock based compensation charge of $4,861 and $9,722 for the three and six months ended June 30, 2011.

In addition, the agreement provides for an additional warrant to be issued by the Company upon the 1 year anniversary provided that the banker did not exercise any of their other compensation elements as defined in the agreement. This warrant carries a cashless exercise provision and is limited to up to 4.99% of the Company’s outstanding common stock on a fully diluted basis. In September 2011, the Company issued warrants to purchase 1,020,113 shares of the Company’s common stock. The warrants are exercisable at $0.001 per share, have a life of 3 years and were fully vested on the date of the grant. The fair value of the award was $213,215 and is amortized over the term of the agreement; accordingly, the Company recorded a stock based compensation charge of $104,855 and $158,159 for the three and six months ended June 30, 2012, respectively.

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

During 2010, the Company was served with three lawsuits for past due liabilities of the Company. The first lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment. Over half of the past due amount has been paid with a balance of approximately $21,000 remaining. The second lawsuit filed in the US. District Court, Northern California District by a group of plaintiffs: Full Circle Sales, Inc., Growers Express LLC, Steinbeck County Produce Inc., Steve Almquist Sales and Brokerage, Dan Andrews Farms, Fresh Networks, LLC and Quebec Distributing Co., Inc., vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest. These plaintiffs are produce suppliers of the Company. An agreement was reached and three of the plaintiffs were paid in full for $31,000. The balance of $66,000 remains unpaid. The third lawsuit was filed in Monterey County Superior Court by RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, seeking approximately $34,000 principal plus interest at 18% per annum and attorney’s fees. The plaintiff provided transportation services for the Company. An agreement was reach with the plaintiff receiving $30,000. This amount has been paid in full. The Company is waiting for the court to dismiss the case. The Company has accrued for all amounts claimed.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2012	December 31, 2011
Due to consultant (Note 9)	$100,000	$100,000
Accrued consulting fees (Note 5)	1,094,596	694,742
Payroll and payroll taxes payable (A)	1,355,799	1,131,572
Other accrued liabilities	45,131	75,113
	$2,595,526	$2,001,427

(A)	As of June 30, 2012 and December 31, 2011, the Company has withheld $192,300 and $153,009 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

12.	SUBSEQUENT EVENTS

On July 1, 2012, a consultant was granted a three year warrant to purchase 250,000 shares of the Company’s common stock for accounting services to the Company. The warrants vest immediately with an exercise price of $0.25 per share which approximates fair value at date of the grant.

On July 1, 2012, the Company entered into a six month agreement with a consultant for investor relation services to the Company. The terms include the issuance of 50,000 shares for the Company’s common stock for three months beginning July 1, 2012 for an aggregate of 150,000 shares and the payment of $5,000 for three month beginning October 1, 2012 for an aggregate of $15,000.

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

OVERVIEW

Overview

Organic Alliance, Inc. ("OAI" or the "Company") is a global grower and marketer of organic, Fair Trade and conventional fresh food products to the market place.  By establishing collaborative relationships with key growers, the Company has built a vertically integrated supply chain through an alliance of growers that enables it to support its customers with an increasing variety of certified sustainable products, sensible pricing, steady supply and inspiring multi-media stories from our many producing communities. Direct involvement in growing operations and an unparalleled international agriculture network allows the Company to develop new Organic and Fair Trade production and offer consistent supply with highly competitive pricing – the primary obstacles facing buyers in those fast growing segments. The Company also sources and distributes conventional produce (non-Organic and/or Fair Trade) using its high revenue potential to fuel development of Organic and Fair Trade production.

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

The key objectives of the Fair Trade standards are to:

·	Ensure that producers receive prices that cover their average costs of sustainable production;
·	provide an additional Fair Trade premium which can be invested in projects that enhance social, economic and environmental development;

·	ensure safe working conditions and dignified wages for agriculture workers;
·	facilitate long-term trading partnerships and enable greater producer control over the trading process; and

·	set clear minimum and progressive criteria to ensure that the conditions of production and trade of all Fair Trade certified products are socially, economically fair and environmentally responsible.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $0 and $77,968 at June 30, 2012 and December 31, 2011.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce the Company purchases from growers and packaging materials. The Company held $122,839 and $0 of inventory as of June 30, 2012 and December 31, 2011, respectively.

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

Results of Operations

Results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

For the three months ended June 30, 2012, the Company had net sales of $630,294 compared to $130,402, for the three months ended June 30, 2011. The $499,892 increase is attributable to increased liquidity from our financial service company advancing 80% of qualified customer invoices to the Company and short term debt financing. Also contributing was the hiring of a director of national procurement sales and a director of national sale during April and May 2012.

For the three months ended June 30, 2012, our cost of goods sold was $570,557 compared to $121,397 for the three months ended June 30, 2011.

For the three months ended June 30, 2012 and 2011, our gross margin was $59,737 or 9.5% of sales and $9,005 or 6.9% of sales, respectively. The increased gross margin is attributable to the higher net sales and more efficient purchasing practices.

For the three months ended June 30, 2012, the Company had general and administrative (G&A) expenses of $1,097,172 compared to $617,999 for the three months ended June 30, 2011. The increase in G&A expenses of $479,173, or 78%, primarily are attributable to increased payroll expense of approximately $189,000 from hiring new employees for our growing business, share based compensation costs of approximately $124,000 for higher executive, director and consulting compensation and increased professional fees of approximately $103,000 for higher accounting fees.

For the three months ended June 30, 2012, the Company’s operating loss was $1,037,435 compared to $608,994 for the three months ended June 30, 2011. The $428,441, or 70%, increase is primarily related to higher G&A expenses discussed above.

For the three months ended June 30, 2012, other expense was $2,296,630 compared to $255,990 for the three months ended June 30, 2011. Included in other expense were the following items. Interest expense of $83,579 and $33,129 on notes and loans payable for the three months ended June 30, 2012 and 2011, respectively. Amortization of discount on notes payable of $404,240 and $93,111 for the three months ended June 30, 2012 and 2011, respectively. Factor advance fees of $27,382 and $7,455 for the three months ended June 30, 2012 and 2011, respectively, and a $1,719,679 and $122,295 loss on change in fair value of derivative liability was recorded during the three months ended June 30, 2012 and 2011, respectively. Also included in other expense for the three months ended June 30, 2012 are finance fees of $61,750 for the $475,000 sold under our agreement to sell secured promissory notes.

For the three months ended June 30, 2012, the net loss was $3,334,065, or $0.19, basic and diluted loss per share compared to $864,984, or $0.08, basic and diluted loss per share for the three months ended June 30, 2011. The $2,469,081 increase in net loss was primarily attributable to the increased other expense described above.

Results of operations for the Six months ended June 30, 2012 compared to the six months ended June 30, 2011

For the six months ended June 30, 2012, net sales of $966,301 were recorded compared to $386,158 for the six months ended June 30, 2011. The $580,143, or 150%, increase is attributable to increased liquidity from our financial service company advancing 80% of qualified customer invoices to the Company and short term debt financing. The new financial services company commenced funding during February 2011. Also contributing was the hiring of a director of national procurement sales and a director of national sales during April and May 2012.

For the six months ended June 30, 2012, our cost of goods sold was $873,420 compared to $369,803 for the six months ended June 30, 2011.

For the six months ended June 30, 2012, our gross margin was $92,881 or 9.6% of sales compared to a gross margin of $16,355 or 4.2% of sales for the six months ended June 30, 2011. The increased gross margin is attributable to the higher net sales and more efficient purchasing practices.

For the six months ended June 30, 2012, the Company had general and administrative (G&A) expenses of $1,554,014 compared to $1,693,467, for the six months ended June 30, 2011. The decrease in G&A expenses of $139,453, or 8%, is primarily attributable to decreased share based compensation costs of approximately $591,000 for lower executive, director and consulting compensation incurred during the period offset by increased payroll expense of approximately $274,000 from hiring new employees for our growing business and increased professional fees of approximately $113,000 for higher accounting fees.

For the six months ended June 30, 2012, our operating loss was $1,461,133 compared to $1,677,112 for the six months ended June 30, 2011. The decrease was $215,979 or 13%.

For the six months ended June 30, 2012, other expense was $2,803,765 compared to $360,862 for the six months ended June 30, 2011. Included in other expense were the following items. Interest expense of $136,427 and $65,442 on notes and loans payable for the six months ended June 30, 2012 and 2011, respectively. Amortization of discount on notes payable of $514,252 and $117,804 for the six months ended June 30, 2012 and 2011, respectively. Factor advance fees of $40,892 and $14,749, and a $1,997,944 and $162,867 loss on change in fair value of derivative liability was recorded during the six months ended June 30, 2012 and 2011, respectively. Also included in the six months ended June 30, 2012 are finance fees of $114,250 for the $850,000 sold under our agreement to sell secured promissory notes.

For the six months ended June 30, 2012, our net loss was $4,264,898, or $0.25, basic and diluted loss per share compared to $2,037,974, or $0.24, basic and diluted loss per share, for the six months ended June 30, 2011. The $2,226,924 increase in net loss was primarily attributable to the factors described above.

Liquidity and Capital Resources

The Company’s operations to date have generated substantial losses that have been funded through the issuance of common stock and loans from related parties and others. The Company will require additional sources of outside capital to continue the Company’s operations. The Company expects that the Company’s primary source of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit. On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011. The agreement is continuing on a month to month basis. The financial services company advances up to 80% of qualified customer invoices less applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to the Company. The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company. The financial services company commenced funding during February 2011. As of June 30, 2012, the Company has withheld $192,300 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2012, the Company has limited cash, a working capital deficit of approximately $8,419,000 and has accumulated losses of approximately $17,720,000 since its inception.

Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and increasing its revenue in order to achieve profitable operations. The Company estimates a $1,500,000 capital infusion will be required to continue operations through the next 12 months. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Generally, the Company primarily has financed operations to date through the proceeds of the private placement of equity securities and the issuance of promissory notes.

For the period from inception (February 19, 2008) to June 30, 2012, the Company received approximately $212,000 from the sale of our common stock and received proceeds from the notes payable of $3,193,543, of which $202,410 has been paid back and $822,134 has been converted to shares of the Company’s common stock as of June 30, 2012.

The Company has limited funding available for marketing and will rely solely on our ability to raise debt or equity funds in the immediate future.

Our contractual obligations consist of notes and loans payable in the amount of $2,369,440, including accrued interest of $200,442, for the notes at June 30, 2012.

On February 28, 2012, the Company issued a $50,000 convertible note to a related party. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012.

On March 2, 2012, the Company entered into an agreement to sell secured promissory notes for an aggregate principal amount of $1,000,000, with warrants to purchase 2.5 shares the Company’s common stock for each $1 of the principal amount of the notes purchased. In addition, the Company will issue to the investment banker, warrants for the purchase of the number of shares of the Company’s common stock equal to 10% of the common stock issuable in conjunction with the promissory notes sold in this offering. As of August 14, a total of $850,000 has been raised by the offering.

Net Cash Flows

For the six months ended June 30, 2012, net cash used in operating activities was $1,103,497 compared to $746,011 for six months ended June 30, 2011. The increase of $357,486, or 48%, was primarily attributable by increases in account receivables on higher sales volume and decreases in accrued expense and payments of accounts payable from the proceeds provided from notes payable during the six months ended June 30, 2011.

For the six months ended June 30, 2012, net cash provided by financing activities was $1,102,090 compared to $745,212 for six months ended June 30, 2011. The increase of $356,878, or 48%, was related to proceeds from notes payable issued to third parties and related parties.

At June 30, 2012 and 2011, respectively, the Company had 4,058,750 and 33,750 stock options and 8,937,140 and 3,376,315 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.29 per share. The outstanding warrants have an exercise price from $0.001 to $0.25 per share. Accordingly, at June 30, 2012, the outstanding options and warrants represented a total of 12,995,889 shares issuable for a maximum of $2,224,626 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder. There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2012. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. The Company’s principal executive officer and principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012.

The controls designed were adequate for financial disclosures required for the preparation of the 10-Q filing; however due to lack of resources in the Company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the 10-Q report. This model will be maintained and updated by Company staff and management as new business transactions require additional financial disclosures. As the Company obtains additional resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures. During October 2011, the Company hired Barry Brookstein as Chief Financial Officer to augment the Company’s internal controls procedures and expand the Company’s accounting staff.

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

During 2010, the Company was served with three lawsuits for past due liabilities of the Company. The first lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment. Over half of the past due amount has been paid with a balance of approximately $21,000 remaining. The second lawsuit filed in the US. District Court, Northern California District by a group of plaintiffs: Full Circle Sales, Inc., Growers Express LLC, Steinbeck County Produce Inc., Steve Almquist Sales and Brokerage, Dan Andrews Farms, Fresh Networks, LLC and Quebec Distributing Co., Inc., vs. Organic Alliance, Inc., defendant, for approximately $97,000 plus attorney fees and interest. These plaintiffs are produce suppliers of the Company. An agreement was reached and three of the plaintiffs were paid in full for $31,000. The balance of $66,000 remains unpaid. The third lawsuit was filed in Monterey County Superior Court by RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, seeking approximately $30,000 principal plus interest at 18% per annum and attorney’s fees. The plaintiff provided transportation services for the Company. An agreement was reach with the plaintiff receiving $30,000. This amount has been paid in full. The Company is waiting for the court to dismiss the case.

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

ORGANIC ALLIANCE, INC.

By: /s/ Parker Booth
Parker Booth
Chief Executive Officer, and Director
Date: August 14, 2012

By: /s/ Barry Brookstein
Barry Brookstein
Chief Financial Officer
Date: August 14, 2012

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

Exhibit 31.1

Certification of Principal Executive Officer

Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended,

As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

I, Parker Booth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Organic Alliance, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2012

/s/ Parker Booth

Name:  Parker Booth

Title:  Chief Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer

Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended,

As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

I, Barry Brookstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Organic Alliance, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2012

/s/ Barry Brookstein

Name:  Barry Brookstein

Title:  Chief Financial Officer

Exhibit 32.1

Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Organic Alliance, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Parker Booth, Chief Executive Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Parker Booth
Name:	Parker Booth
Title:	Chief Executive Officer

Date: August 14, 2012

A signed original of this written statement required by Section 906 has been provided to Organic Alliance, Inc. and will be retained by Organic Alliance, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Organic Alliance, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Barry Brookstein, Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Barry Brookstein
Name:	Barry Brookstein
Title:	Chief Financial Officer

Date: August 14, 2012

A signed original of this written statement required by Section 906 has been provided to Organic Alliance, Inc. and will be retained by Organic Alliance, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.