Form 10-Q
period 2012-09-30
Organic Alliance, Inc.
filed 2012-11-14
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

OrGANIC ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-51119	20-0853334
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

7760 France Avenue South, 11th Floor, Minneapolis, MN 55435
(Address of Principal Executive Offices) (Zip Code)

(831) 240-0295
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2012
Common stock, $0.0001 par value	16,974,165

ORGANIC ALLIANCE, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	F-1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	F-2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-4
ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4.	CONTROLS AND PROCEDURES	10
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 6.	EXHIBITS	11
SIGNATURES		12

PART I - FINANCIAL INFORMATION

Organic Alliance, Inc.
Condensed Consolidated Balance Sheet

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$72,643	$5,852
Accounts receivable, net	209,065	128,886
Inventory	244,630	—
Prepaid expenses and other current assets	61,482	23,527
Total current assets	587,820	158,265

Total Assets	$587,820	$158,265

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,080,193	$1,179,753
Due to factor	148,842	82,087
Accrued expenses and other current liabilities	1,549,313	2,001,427
Derivative liabilities	3,948,060	155,813
Notes payable to related parties and others, net of discounts	2,964,633	1,128,549
Total current liabilities	9,691,041	4,547,629

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value;
10,000,000 shares authorized; -0- shares issued
and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 15,709,165 and 11,032,593 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	1,571	1,103
Additional paid-in capital	12,229,191	9,064,265
Accumulated deficit	(21,333,983)	(13,454,732)
Total stockholders' deficiency	(9,103,221)	(4,389,364)

Total Liabilities and Stockholders' Deficiency	$587,820	$158,265

The common stock authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements

Organic Alliance Inc.
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$335,456	$366,809	$1,301,757	$752,967
Cost of sales	304,274	394,903	1,177,694	764,706

Gross margin	31,182	(28,094)	124,063	(11,739)

General and administrative expenses	564,486	540,573	2,118,500	2,234,040

Operating loss	(533,304)	(568,667)	(1,994,437)	(2,245,779)

Other (income) expense:
Interest expense	806,428	290,426	1,612,249	488,421
Change in fair value of derivative liability	2,274,621	(238,398)	4,272,565	(75,531)
	3,081,049	52,028	5,884,814	412,890

Net loss	$(3,614,353)	$(620,695)	$(7,879,251)	$(2,658,669)

Basic and diluted loss per share	$(0.21)	$(0.04)	$(0.46)	$(0.25)

Weighted average number of common
shares outstanding - basic and diluted	16,971,814	14,804,237	17,228,350	10,552,064

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 20 to 1 reverse split, which was effective in February 2011.

The accompanying notes are an integral part of these financial statements.

Organic Alliance, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(7,879,251)	$(2,658,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	47,250	50,224
Share-based compensation	587,456	444,145
Non-cash interest	77,172	106,707
Provision for doubtful accounts	(500)	—
Change in fair value of derivative liability	4,272,565	(75,530)
Amortization on discount of note payable	1,067,539	249,195
Changes in operating assets and liabilities:
Accounts receivable	(79,679)	(101,686)
Inventory	(244,630)	—
Prepaid expenses and other current assets	(37,955)	(13,747)
Accounts payable	(99,560)	(384,645)
Accrued expenses and other current liabilities	242,629	879,424
Net cash used in operating activities	(2,046,964)	(804,582)

Cash flows from financing activities
Proceeds from notes and loans payable	2,055,000	739,705
Principal payments on note payable	(8,000)	(44,262)
Due to factor - net of repayment	66,755	108,535
Net cash provided by financing activities	2,113,755	803,978

Net increase (decrease) in cash	66,791	(604)
Cash - beginning of the period	5,852	1,461
Cash - end of the period	$72,643	$857

Supplemental disclosures:
Interest paid	$467,538	$66,859

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$1,343,248	$343,200

Reclassification of derivative liabilities upon conversion of note	$1,787,541	$66,836

Issuance of common stock to settle notes payable	$—	$274,507

Issuance of common stock to convert notes payable	$12,380	$25,000
Issuance of common stock to settle liability	$1,146,702	$—

The accompanying notes are an integral part of these financial statements.

Organic Alliance, Inc. and Subsidiary

Notes to Condensed Consolidated Financial S.tatements (unaudited)

1.	NATURE OF BUSINESS

Organic Alliance, Inc. is a global grower and marketer of organic, Fair Trade and conventional fresh fruits and vegetables. By establishing collaborative relationships with key growers, the Company has built a vertically integrated supply chain that enables it to support its customers with an increasing variety of certified sustainable products, sensible pricing, steady supply and inspiring multi-media stories from our many producing communities.

History - NB Design & Licensing, Inc. (“NB Design”), a Nevada corporation, was organized in September 2001. Its former parent, New Bridge Products, Inc., incorporated in August 1995 as a manufacturer of minivans, filed a petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Its Plan of Reorganization was approved by the U.S. Bankruptcy Court for the District of Arizona in September 2002, and NB Design was discharged from bankruptcy in October 2002. NB Design was inactive from October 2002 to April 29, 2008.

Organic Alliance, Inc., a Texas corporation (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables. During the second quarter of 2009, it ceased being a development stage company when it commenced its operations.

On April 29, 2008, NB Design acquired all 10,916,917 issued and outstanding shares of common stock of Organic Texas for 464,999 shares of the NB Design’s common stock. Organic Texas thereupon became a wholly-owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design. The Company operates in California.

The acquisition of Organic Texas, a private operating company, by NB Design, a non-operating public shell corporation with nominal net assets, was accounted for as a reverse capitalization in accordance with the Securities and Exchange Commission’s (“SEC”) Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. As such, the acquisition was treated as a capital transaction rather than a business combination, and no goodwill was recorded. NB Design was the legal acquirer because it issued its equity interests, and Organic Texas was the legal acquiree because its equity interests were acquired. However, NB Design was the acquiree and Organic Texas was the acquirer for accounting purposes. Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design. The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.

On June 2, 2008, NB Design changed its name to Organic Alliance, Inc. On August 29, 2008, Organic Texas changed its name to Organic Texas, Inc. All references throughout this report to “Organic Alliance, Inc.” or the “Company” refers to Organic Alliance, Inc. and its wholly-owned subsidiary, Organic Texas, except where the context makes clear that the reference is only to Organic Alliance, Inc.

During November 2010, the Company increased the number of authorized shares of common stock from 60 million shares to 2 billion shares.

On February 14, 2011, the Company executed a 20:1 reverse split and decreased the number of authorized shares of common stock from 2 billion shares to 100 million shares.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company's unaudited condensed consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of the business, and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Certain information and disclosures included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on June 18, 2012.

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, realization of deferred tax assets, allowance for doubtful accounts, and assumptions used in derivative valuations and share based payment transactions. Actual results could differ from those estimates.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly-owned subsidiary, Organic Texas, Inc. (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $0 and $77,969 at September 30, 2012 and December 31, 2011, respectively.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce the Company purchases from growers and packaging materials. The Company held $244,630 and $0 of inventory as of September 30, 2012 and December 31, 2011, respectively

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the notes payable issued approximate fair value as of the balance sheet date presented, because interest rates and other terms on these instruments approximate terms currently available on similar instruments.

Derivative Financial Instruments - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements, and at fair value as of each subsequent balance sheet date. As a result of entering into the convertible notes, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date.

The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of conversion options at a fixed number of shares are recorded using the intrinsic value method. Conversion options at variable rates and any options and warrants with ratchet provisions are deemed to contain a “down-round protection”. Accordingly, they do not meet the scope exception for treatment as a derivative under ASC 815 since “down-round protection” is not an input into the calculation of the fair value of the equity instruments and cannot be considered “indexed to the Company’s own stock”, which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Method to be materially the same. Warrants that had been reclassified to derivative liability that did not contain “down-round protection” were valued using the black-scholes model.

For the Black-Scholes pricing model, which approximates the binomial lattice model, the Company used the following assumptions and weighted average fair value ranges for the nine months ended September 30:

	2012	2011
Risk-free interest rate	0.17% - 0.71%	0.06% - 0.30%
Dividend yield	N/A	N/A
Expected volatility	37.1%-54.7%	32.4% – 41.1%
Expected life in months and years	3 months - 48 months	9 months – 2 years

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the nine months ended September 30:

	2012	2011
Risk-free interest rate	0.14% - 0.31%	0.96%-2.00%
Dividend yield	N/A	N/A
Expected volatility	31.6%-56.0%	54.2% - 56.3%
Expected life in months and years	3 months – 4.3 years	5 years

Revenue Recognition - Revenue is recorded when (1) the customer accepts delivery of the product, title has been transferred, and the Company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is reasonably assured.

Share Based Compensation – The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. For employees and directors, the fair value of the award is measured on the grant date, and for non-employees the fair value of the award is generally re-measured on interim financial reporting dates until the service period is complete.

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the nine months ended September 30:

	2012	2011
Risk-free interest rate	0.32% - 2.54%	0.39% - 2.54%
Dividend yield	N/A	N/A
Expected volatility	36.4% - 50.2%	50.2% - 57.7%
Expected life in years	2.5 - 7	5 – 7

Concentrations

•	Credit Risk – The Company maintains cash balances at various high quality federally insured financial institutions, with balances at times in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose a minimum credit risk. The Company has not experienced any losses in such accounts.

•	Major customers – The Company has four and two major customers, which accounted for approximately 57% and 26% of the sales during the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, the total sales comprised of customer A 16%, customer B 15%, customer C 13%, and customer D 13% compared to the three months ended September 30, 2011, comprised of customer G 16% and customer H 10%. The Company has three and two major customers which accounted for approximately 41% and 24% of sales during nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, the total sales comprised of customer E 19% and customer F 12% and customer A 10% compared to the nine months ended September 30, 2011, comprised of customer H 13% and customer G 11%. The loss of any of these customers could adversely affect operations.

•	Major receivables – The Company has four major receivables at September 30, 2012 comprised of customer B 23%, customer C 19%, customer I 12% and customer D 10%, compared to two major receivables at September 30, 2011 comprised of customer J 30% and customer H 10%.

•	Major suppliers – The Company has four major suppliers which accounted for approximately 85% and 80% of purchases during three months ended September 30, 2012 and 2011, respectively. The Company has four major suppliers which accounted for approximately 55% and 67% of purchases during nine months ended September 30, 2012 and 2011, respectively. The loss of any of these suppliers could adversely affect operations.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of warrants to purchase 1,100,000 and 2,795,538 shares of the Company’s common stock as of September 30, 2012 and 2011, respectively, exercisable at $0.01. These warrants have been included in computing the basic net loss per share for the three and nine months ended September 30, 2012 and 2011. Additionally, included in the Company’s weighted average shares outstanding are 56,189 and 3,529,897 shares earned, but not issued, as at September 30, 2012 and 2011, respectively.

Total common stock equivalents which were excluded (since their inclusion would be anti-dilutive) are those shares issuable upon the exercise of warrants, options and the conversion of convertible notes, as of September 30, 2012 and 2011 were as follows:

	September 30,
	2012	2011
Options	4,455,177	2,983,750
Warrants	9,104,403	2,701,120
Convertible notes	4,938,403	5,343,449
Total Common stock equivalents	18,497,983	11,028,319

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

3	. GOING CONCERN

The condensed consolidated financial statements have been prepared using US GAAP applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2012, the Company had limited cash, a working capital deficit of approximately $9,103,000, accumulated losses of approximately $21,334,000 since its inception, and has $220,300 of payroll tax liabilities inclusive of penalties and interest, from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and increasing its revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of growing high margin revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company do not have commitments from third parties for a sufficient amount of additional capital, the Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants or may require that the Company relinquish valuable rights.

4	. DUE TO FACTOR

On November 1, 2010, the Company entered into a new one year accounts receivable factoring facility with a financial services company with maximum borrowings of $1,800,000. The financial services company commenced funding during February 2011. The contract expired on October 31, 2011, and the Company has been operating on a month to month basis since then. The financial services company advances up to 80% of qualified customer invoices, less applicable discount fees, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to the Company. The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% daily for funds outstanding over 30 days. Uncollectable customer invoices are charged back to us. At September 30, 2012 the advances from the factor, inclusive of fees, amounted to $227,757 which was offset against due from factor of $78,915. Advances from the factor are collateralized by substantially all assets of the Company.

5	. PREFERRED STOCK

The Company’s articles of incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as are determined by The Company’s Board of Directors. At September 30, 2012 and December 31 2011, no shares of preferred stock were issued or outstanding.

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of the Company’s common stock equivalent to 25% of outstanding common shares, as defined in the agreement. The consultant elected to receive the common stock equivalent directly as compensation. The Company calculated the fair value of the award to be $868,724 or 4,169,638 shares of common stock. The Company accrued $506,680 of stock-based compensation for these services during the year ended December 31, 2011, which has been included in accrued expenses and other current liabilities. During March 2011, 695,930 shares of common stock valued at $173,982 were issued to the consultant for the settlement of a portion of the accrued compensation, with the remaining 3,473,708 shares of common stock valued at $694,742. On June 30, 2012, the Company revalued the unissued 3,473,708 shares of common stock at $.315 per share according to the closing price from NASDAQ.com.

The revaluation resulted in $399,854 recorded as an additional component of stock-based compensation expense in the accompanying condensed consolidated statement of operations The 3,473,708 shares of common stock were issued to the consultant on July 23, 2012 and valued at $0.33. The final valuation resulted in $52,106 recorded as an additional component of stock-based compensation expense in the accompanying condensed consolidated statement of operations.

6.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and others, net of discounts consists of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Notes Payable (net of debt discount of $11,597 at September 30, 2012 and $63,114 at December 31, 2011) (A)	$863,214	$551,978
Notes Payable – Related Parties (net of debt discount of $50,053 at December 31, 2011) (B)	570,494	348,130
Convertible Notes Payable (net of debt discount of $418,745 at September 30, 2012 and $41,469 at December 31, 2011) (C)	1,530,925	228,441
Total	$2,964,633	$1,128,549

(A)	Notes Payable

i.	In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum. As a financing incentive, the individual received a warrant to purchase 20,000 shares of the Company’s common stock at $1.00 per share. The warrants expired in November 2011. The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrant of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $22,744 and $21,845 at September 30, 2012 and December 31, 2011, respectively. The Company is not compliant with the repayment terms of the note.

ii.	On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and has a stated interest rate of 15% per annum. As a financing incentive, the lender received a three-year warrant vesting on January 31, 2011, to purchase 452,354 shares of common stock at an exercise price of $0.01 per share, and also received a five-year warrant, vesting on June 30, 2011, to purchase 452,354 shares at an exercise price of $0.01 per share. The gross proceeds from the sale of the note of $500,000 were recorded net of a discount of $137,703. The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $21,038 and $15,300 for the three months ended September 30, 2012 and 2011, respectively, and $63,114 and $59,289 for the nine months ended September 30, 2012 and 2011, respectively, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that deferred payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of default. The unpaid balance, including accrued interest, was $672,068 and $593,247 at September 30, 2012 and December 31, 2011, respectively. The Company is not compliant with the repayment terms of the note. The Company is currently renegotiating the terms of the promissory note.

iii.	On August 1, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note has a maturity date of October 29, 2012. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $11,088. The debt discount consisted of $11,088 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $7,392 for the three and nine months ended September 30, 2012, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The carrying value of the unpaid balance was $56,304 at September 30, 2012. The Company is not compliant with the repayment terms of the note.

iv.	On August 7, 2012, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note has a maturity date of November 5, 2012. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $3,406. The debt discount consisted of $3,406 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $2,271 for the three and nine months ended September 30, 2012, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The carrying value of the unpaid balance was $28,865 at September 30, 2012. The Company is not compliant with the repayment terms of the note.

v.	On August 22, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note has a maturity date of November 20, 2012. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $9,495. The debt discount consisted of $9,495 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $4,748 for the three and nine months ended September 30, 2012, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The carrying value of the unpaid balance was $55,253 at September 30, 2012.

vi.	On August 23, 2012, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note has a maturity date of November 21, 2012. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $4,038. The debt discount consisted of $4,038 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $2,019 for the three and nine months ended September 30, 2012, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The carrying value of the unpaid balance was $27,981 at September 30, 2012.

F-10

B) Notes Payable – Related Parties

i.	In September 2008, Earnest Mathis, a former shareholder, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum. The promissory note matured on September 13, 2009. The unpaid balance, including accrued interest, was $21,068 and $19,942 at September 30, 2012 and December 31, 2011, respectively. The Company is not compliant with the repayment terms of the note.

ii.	On February 18, 2011, the Company issued 3,858,574 shares of common stock to Parker Booth, Chief Executive Officer, for the settlement of $231,514 of principal and $5,996 of the accrued interest due to him under certain promissory notes. The fair value of the common stock issued exceeded the fair value of the promissory notes and accrued interest by $64,824, which the Company recorded a charge to stock-based compensation expense during the nine months ended September 30, 2011 in the accompanying condensed consolidated statement of operations. The unpaid balance for accrued interest was $6,803 at September 30, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of the note.

iii.	On February 18, 2011, the Company issued 964,643 shares of common stock to Michael Rosenthal; the Chairman of the Company’s Board of Directors, for the settlement of $57,879 of the remaining principal and accrued interest of $7,091 due to him under certain promissory notes. The fair value of the common stock issued exceeded the remaining portion of promissory notes plus accrued interest by $31,092 and is included as a component of stock-based compensation expense during the nine months ended September 30, 2011 in the accompanying condensed consolidated statement of operations.

iv.	In November 2009 and February 2010, Morrison Partners, LLC (an affiliate of Thomas Morrison, former CEO and Chairman of the Board of Directors of the Company), advanced to the Company $10,000 and $15,000, respectively. The advances are evidenced by promissory notes bearing interest at 5% per annum. The November advance provides for the issuance of 2,770 shares of the Company’s common stock as a financing incentive. The Company recorded a debt discount of $2,935 for the relative fair value of the common stock. The discount was accreted over the life of the note.

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $28,411 and $27,472 at September 30, 2012 and December 31, 2011, respectively. The shares have not been issued to Morrison Partners, LLC, and the Company is not in compliance with the repayment terms of the notes.

v.	During March, 2010 through October 2011, an employee of the Company loaned to us $65,958, of which $16,000 and $49,958 was advanced during 2011 and 2010, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010 and $8,000 during April 2012. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance, including accrued interest, was $53,934 and $59,974 at September 30, 2012 and December 31, 2011, respectively.

vi.	On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility with an entity owned by a related party. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. The Company has not made a note payment and is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the loan balance, including principal and interest, may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing. In addition, with each drawdown the related party received a three-year warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal loaned at such time, up to 1,000,000 shares in the aggregate for all drawdowns. Each warrant has an exercise price of $.10 per share, is vested upon issuance, and expires on October 17, 2014. The Company received $125,000 and $275,000 in gross proceeds during the nine months ended September 30, 2012 and during year ended December 31, 2011, respectively. The Company issued warrants to purchase an aggregate of 312,500 and 687,500 shares of the Company’s common stock during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. The unpaid balance of the loan, including accrued interest, was $406,740 and $283,993 at September 30, 2012 and December 31, 2011, respectively.

The conversion price of the outstanding loan amounts was not fixed and determinable on the date of issuance and, as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option on the date of issuance was valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the three-year warrants on the date of issuance aggregated $105,363, and was recorded as debt discount. The debt discount was fully amortized through the term of the loan and amounted to $0 and $85,342 for the three and nine months ended September 30, 2012, respectively.

vii.	On February 28, 2012, Michael Rosenthal, Chairman of the Company’s Board of Directors, advanced the Company $50,000. The advance is evidenced by promissory notes bearing interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012. In addition, Mr. Rosenthal received a three-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company recorded a debt discount of $7,997 to the face value of the note based upon the relative fair values of the note and the common stock. The discount was being accreted over the life of the note which amounted to $2,592 and $7,997 for the three and nine months ended September 30, 2012, respectively, and is included as a component of interest expense in the accompanying condensed consolidated statement of operations. The unpaid balance, including accrued interest, was $53,538 at September 30, 2012. The Company is not compliant with the repayment terms of the note.

(C)	Convertible Notes Payable

i.	On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company’s common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the 20 trading days prior to the date of conversion. The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $.099 per share. During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $.14 per share. During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $.045 per share. During March 2012, the lender converted the remaining principle $12,380 to 305,679 shares of the Company’s common stock for $.0405 per share. On September 28, 2012, the Company paid the remaining outstanding interest of $9,526 to fully satisfy the promissory note.

ii.	On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011. The holder, at any time, may convert the promissory note into shares of the Company’s common stock at $0.05 per share. The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note and amounted to $1,333 for the nine months ended September 30, 2011. The unpaid balance, including accrued interest, was $9,043 and $8,683 at September 30, 2012 and December 31, 2011, respectively. The Company is not compliant with the repayment terms of the note.

iii.	On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. The Company has not made a note payment, and the Company received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company’s closing a debt or equity financing of $600,000 or more. The Company currently is negotiating an extension of such loan. As a financing incentive, the lender received a five-year warrant, vesting April 28, 2011, to purchase 705,882 shares of the Company’s common stock at an exercise price of $0.25 per share. The unpaid balance on the note was $70,588 at September 30, 2012 and December 31, 2011. The Company is not compliant with the repayment terms of the note.

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

iv.	On June 15, 2011, the Company issued a $57,500 convertible promissory note with an original issue discount of 15%. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) June 14, 2012. The note may be converted into the Company’s common stock by the holder at $0.05 per share. The Company received a waiver from the lender on September 1, 2011 that waives the provision for payment upon the Company’s closing a debt or equity financing of $600,000 or more. As a financing incentive, the lender received a five-year warrant, vesting June 15, 2011, to purchase 575,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The unpaid balance was $57,500 at September 30, 2012 and December 31, 2011. On October 10, 2012, the note was converted into 1,265,000 shares of the Company’s common stock to fully pay off the promissory note.

The conversion price of the note and five-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $50,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $0 and $12,500 for the three months ended September 30, 2012 and 2011, respectively, and $22,917 and $14,583 for the nine months ended September 30, 2012 and 2011, respectively.

v.	On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting July 15, 2011, to purchase 1,098,220 shares of the Company’s common stock at an exercise price of $0.25 per share. The unpaid balance was $109,789 at September 30, 2012 and December 31, 2011. The Company has not made a note payment and currently is negotiating an extension of the note.

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

vi.	In March 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares the Company’s common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. Notes in the aggregate principal amount of 850,000 and warrants to purchase an aggregate of 2,125,000 were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of the Company’s common stock equal (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. The unpaid balance on the notes, including accrued interest, was $851,329 at September 30, 2012.

The Company currently is seeking to amend the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Each holder of notes and warrants who agrees to such amendments will be granted a warrant to purchase that number of shares of the Company’s common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share (1.7 million shares in the aggregate if all of the note holders agree to such amendments).

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $789,073, and were recorded as debt discount. The debt discount was fully amortized through the term of the notes and amounted to $443,655 and $789,073for the three and nine months ended September 30, 2012, respectively.

vii.	In August 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares the Company’s common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. During the three months ended September 30, 2012, notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 1,700,000 shares of the Company’s common stock were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 170,000 shares of the Company’s common stock equal (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The unpaid balance on the notes, including accrued interest, was $851,421 at September 30, 2012. Thereafter, additional notes in the aggregate principal amount of $22,500 ($872,500 for the entire offering) and additional warrants to purchase an aggregate of 45,000 shares of the Company’s common stock (1,745,000 for the entire offering) were sold in the offering, and the investment banker received a warrant to purchase an additional 4,500 shares of the Company’s common stock in connection therewith.

The Company currently is seeking to amend the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Each holder of notes and warrants who agrees to such amendments will be granted a warrant to purchase that number of shares of the Company’s common stock equal to 0.5 times the principal amount of the note amended, exercisable at $0.50 per share (437,500 shares in the aggregate if all of the note holders agree to such amendments).

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $482,861, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $64,116 for the three and nine months ended September 30, 2012, respectively.

7. FAIR VALUE MEASURES

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date, and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and December 31, 2011, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
September 30, 2012	$—	$—	$3,948,060	$3,948,060
December 31, 2011	$—	$—	$155,813	$155,813

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

	Nine months Ended September 30, 2012	Year Ended December 31, 2011

Fair value, beginning of period	$ 155,813	$ 84,819
Derivative liabilities recorded during the period	1,307,223	357,040
Reclassification to equity upon conversion of note	(1,787,541)	(66,836)
Net unrealized (gain) loss on derivative financial instruments	4,272,565	(219,210)
Fair value, end of period	$ 3,948,060	$ 155,813

8. STOCK OPTIONS AND WARRANTS

Stock Options – Employment Letter Agreement:

On July 3, 2011, in conjunction with Chris White’s employment as the Company’s Vice President of Global Supply Chain, the Company granted Mr. White a seven-year option to purchase 2,950,000 shares of the Company’s common stock at $0.20 per share. The option vested as to 1,180,000 shares on the date of grant, and vests as to 295,000 on each of the first six semi-annual anniversaries of the grant date. The fair value of the option was approximately $317,400.

On January 6, 2012, in conjunction with Mark Zeller’s employment as the Company’s North American Director of Sales, the Company granted Mr. Zeller a five-year option to purchase 1,500,000 shares of the Company’s common stock at $0.20 per share. The option vested as to 250,000 on the date of grant, and vested as to 416,667 on each of the first three anniversaries of the grant date. The fair value of the option was approximately $44,000. On May 1, 2012, Mr. Zeller resigned from the Company and the option terminated in accordance with its terms.

On April 24, 2012, in conjunction with Roger Zardo’s employment as the Company’s Director of National Procurement, the Company granted Mr. Zardo a three-year option to purchase 325,000 shares of the Company’s common stock at $0.25 per share. The option vested as to 100,000 on the date of grant, vested as to 75,000 shares on each of the first two anniversaries of the grant date, and vested as to 75,000 shares on November 28, 2014. The fair value of the option was approximately $18,400.

On May 18, 2012, in conjunction with Jack Connelly’s employment as the Company’s Director of National Sales, the Company granted Mr. Connelly a three-year option to purchase 500,000 shares of the Company’s common stock at $0.25 per share. The option vested as to 100,000 on the date of grant, vested as to 134,000 shares on each of the first two anniversaries of the grant date, and vested as to the final 132,000 shares on November 29, 2014. The fair value of the option was approximately $33,900.

On August 31, 2012, in conjunction with George Borzilleri’s employment as the Company’s Manager, National Retail Sales, the Company granted Mr. Borzilleri a three-year option to purchase 396,427 shares of the Company’s common stock at $0.35 per share. The option vested as to 135,714 shares on the date of grant, vested as to 86,904 shares on each of the first two anniversaries of the grant date, and vested as to the final 86,905 shares on March 6, 2015. The fair value of the option was approximately $102,524.

The Company recognized stock based compensation expense included in general and administrative expenses on the consolidated statement of operations of $35,099 and $97,722 for the three and nine months ended September 30, 2012, respectively for these awards.

Options Summary:

A summary of option activity during the nine months ended September 30, 2012 and the year ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2010	33,750	$10.20	3.88	$—
Granted	2,950,000	0.20	7.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2011	2,983,750	0.31	4.00	—
Granted	2,721,427	0.24	3.09	—
Exercised	—	—	—	—
Forfeited	(1,250,000)	0.20	—	—
Balance at September 30, 2012	4,455,177	$0.30	3.21	$1,888,928

Exercisable at September 30, 2012	2,389,464	$0.30	3.21	$1,029,714

The Company expects to amortize the remaining stock based compensation expense of approximately $329,000 over the life of the options.

Common Stock Warrants Summary:

Warrant transactions during the nine months ended September 30, 2012 and the year ended December 31, 2011 were as follows:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2010	394,858	$15.2
Granted	5,787,290	0.12
Exercised	—	—
Forfeited	(320,008)	18.81
Balance, December 31, 2011	5,862,140	$0.12
Granted	5,241,936	0.27
Exercised	899,672	.10
Forfeited	—	—
Balance, September 30, 2012	10,204,404	$0.21	2.67	$4,465,814

Exercisable, September 30, 2012	10,204,404	$0.21	2.67	$4,465,814

The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.65 per share as of September 30, 2012, and the exercise price of the warrants.

The following table presents information related to warrants at September 30, 2012:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

0.01	452,354	1.33	452,354
0.10	692,802	3.38	692,802
0.25	705,882	3.58	705,882
0.25	575,000	3.71	575,000
0.01	452,355	3.75	452,355
0.25	1,098,220	3.79	1,098,220
0.001	195,291	2.00	195,291
0.10	1,000,000	2.13	1,000,000
0.10	125,000	2.42	125,000
0.25	300,000	2.42	300,000
0.10	2,337,500	2.46	2,337,500
0.50	50,000	2.83	50,000
0.50	25,000	2.83	25,000
0.50	50,000	2.92	50,000
0.50	25,000	2.92	25,000
0.25	250,000	2.75	250,000
0.50	1,870,000	2.92	1,870,000
	10,204,404	2.67	10,204,404

9. RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16-month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At September 30, 2012 and December 31, 2011, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Employee Warrants

On February 29, 2012, an employee was granted a three year warrant to purchase 300,000 shares of the Company’s common stock for services rendered. The warrant vested upon grant, and was exercisable at $0.25 per share. The Company recorded a charge for $6,149 to stock based compensation for the nine months ended September 30, 2012.

10	. COMMITMENTS AND CONTINGENCIES

Agreements

On September 27, 2010 the Company signed an agreement for investment banking services, including financings and business combinations. The compensation to the banker includes a flat fee plus other compensation as defined in the agreement. The agreement included a grant of a three-year warrant to purchase 74,850 shares of the Company’s common stock at an exercise price of $0.001 per share. The fair value of the award was $19,443 and is amortized over the term of the agreement. Accordingly, the Company recorded a stock based compensation charge of $4,700 and $14,422 for the three and nine months ended September 30, 2011. In August, 2011, the warrant was cancelled and replaced with a new warrant for 899,672 shares of the Company’s common stock, at an exercise price of $0.10 per share. This warrant was fully exercised during July 2012. In September 2011, the Company issued to the banker an additional three-year warrant to purchase 195,291 shares of the Company’s common stock, exercisable at $0.001 per share.

In 2010, the Company granted its corporate law firm a warrant to purchase 460,821 shares of the Company’s common stock, exercisable at $.01 per share. That warrant was cancelled and, in August, 2011, the Company granted its corporate law firm a five-year warrant to purchase 692,802 shares of the Company’s common stock at an exercise price of $0.10 per share.

Legal matters

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would not have a material adverse effect on the business or financial condition of the Company. Additionally, from time to time, the Company may pursue litigation against third parties to enforce or protect the Company’s rights under the Company’s trademarks, trade secrets and intellectual property rights generally.

During 2010, the Company were served with three lawsuits for past due liabilities. The first lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, seeking past due monies for produce purchases. A settlement was reached pursuant to which the Company signed a confession of judgment and has been making payments to the plaintiff. Over half of the past due amount has been paid with a balance of approximately $21,000 remaining. The second lawsuit, filed in the US. District Court, Northern California District, is captioned Full Circle Sales, Inc., Growers Express LLC, Steinbeck County Produce Inc., Steve Almquist Sales and Brokerage, Dan Andrews Farms, Fresh Networks, LLC and Quebec Distributing Co., Inc. vs. Organic Alliance, Inc., defendant, and sought approximately $97,000 in monies past due for produce purchases plus attorney fees and interest. A settlement was reached pursuant to which the plaintiffs are to receive $97,000, $31,000 of which has been paid to date. The third lawsuit, filed in Monterey County Superior Court, is captioned RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, and seeks approximately $34,000 in payment of transportation services provided plus interest at 18% per annum and attorney’s fees. A settlement was reached with the plaintiff receiving $30,000. This amount has been paid in full.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,2012	December 31, 2011
Due to consultant (Note 9)	$100,000	$100,000
Accrued consulting fees (Note 5)	-0-	694,742
Payroll and payroll taxes payable (A)	1,380,996	1,131,572
Other accrued liabilities	68,317	75,113
	$1,549,313	$2,001,427

(A)	As of September 30, 2012 and December 31, 2011, the Company has unpaid payroll taxes including penalties and interest of $220,300 and $153,009, respectively, which have yet to be remitted to the taxing authorities.

12.	SUBSEQUENT EVENTS

On October 10, 2012, a lender converted a promissory note in the principal amount of $57,500 into 1,265,000 shares of the Company’s common stock at $0.05 per share. The transaction paid off the promissory note.

On October 12, 2012, an investor loaned the Company $25,000 as part of the August 20, 2012 convertible promissory note offering (see Note 6). As part of the agreement, the investor was granted a three year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share which approximates fair value at date of the grant.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment to or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2011. Actual results could differ materially from these forward-looking statements.

OVERVIEW

Overview

We are a global grower and marketer of organic, Fair Trade and conventional fresh fruits and vegetables. By establishing collaborative relationships with key growers, we have built a vertically integrated supply chain that enables us to support our customers with an increasing variety of certified products, sensible pricing, steady supply and inspiring multi-media stories from our many producing communities. Direct involvement in growing operations and a substantial international agriculture network allows us to develop new organic and Fair Trade production and offer consistent supply with highly competitive pricing – the primary obstacles facing buyers in those fast growing segments. Our Company also sources and distributes some conventional produce (non-organic and Fair Trade) to generate revenues that will help us develop our organic and Fair Trade production.

Currently, our Company is focusing our sourcing and development strategy in Mexico, the U.S.’s largest food supplier with sales to the U.S. growing 25% in 2010 to $6 billion from $4.7 billion in 2009. The focus there is the growing greenhouse agriculture industry (up 35% in 2010 over 2009), which drastically reduces the risks of contract farming – particularly in organics1. This strategy will be rolled out in stages to key Latin American food exporting countries where we currently have strong grower and professional networks, including in Argentina, Chile, Peru, Dominican Republic and Costa Rica

The primary segments for marketing our products are the mainstream supermarket channel, natural grocery chains, mass merchandisers, food service distributors, fresh produce processors, consumer package goods companies, and overseas markets focusing on grocery chains and their importer partners. Our company has strong food industry relationships and currently supplies product to many of these market segments.

Organic Market

Globally, sales of organic products have grown rapidly since 2000, with food products driving the market. In particular, the United States has seen sales of organic foods grow from $6.1 billion in 2000 to $29.2 billion in 2011, up 9.4% from 2010. Registering a third straight year of double-digit gains, sales of organic fruits and vegetables rose 11.7% in 2011 to $11.8 billion. The principal barriers to organic product growth are short supply and inconsistent quality /pricing2, which our Company directly addresses.

Organic certified foods generally are viewed as having a positive impact on one’s health and long-term viability, even though studies are mixed. As Helpguide.org describes, some studies suggest that, on average, organically grown fruits and vegetables may contain slightly higher levels of vitamin C, trace minerals, and antioxidant phytonutrients than conventionally grown produce. Other studies, however, have found no nutritional differences between organic and non-organic foods.

Aside from the nutritional aspect, there is a more important part of the growing process related to chemicals. In crops that are grown using chemicals (e.g., fungicides, herbicides, insecticides) to ensure growth, the chemicals often never leave the product after it leaves the farms and ends up on the store shelves. Studies have linked certain chemicals used in farming to cancer, obesity, Alzheimer’s and certain birth defects3.

Source:

http://www.ota.com/organic/mt/business.html.

Source:

http://www.thepacker.com/fruit-vegetable-enewsletter/organics-insider/Survey-organic-produce-grows-by-double-

digits-in-2011-149132005.html.

Source:

http://www.organicfoodinfo.net.

Another advantage of organic foods is that they are often fresher because they lack the preservatives that other foods often contain. In addition, organic farming practices reduce pollution in the air, water and soil, and use less energy than traditional non-organic farms4. While these do not implicate all non-organic foods, all things being equal, most would seek to consume organic foods for the benefits to the individual and to the earth.

Fair Trade

In addition to providing fresh, healthy foods, our Company is dedicated to the practice of Fair Trade. Global Fair Trade sales have followed the rise of organic at an 18% annual growth rate, reaching a total of $4.8 billion in 2009. Mainstream retailers such as Wal-Mart and Whole Foods have demonstrated strong interest in the segment, with each offering a growing number of Fair Trade products including retail-brand private label options. In 2007, Whole Foods launched its “Whole Trade” initiative, requiring 50% of its imported food to be certified as Fair Trade within 10 years. Fair Trade sales in U.S. mainstream grocery outlets grew 24% in 2010. Like organic, the principal barrier to growth is lack of supply and inconsistent quality and/or pricing, which our Company directly addresses.

Fair Trade certification offers producers the ability to trade directly with improved payment terms while paying workers dignified wages and providing a premium for community development. This allows marginalized agricultural communities the opportunity to improve their lives with technical training, better business infrastructure, improved schooling, health care and nutritious food. Fair Trade investment provides a platform from which communities can rise out of poverty, be economically sustainable and take control of their future while providing the market with better, more sustainable products. Fair Trade certified products offer consumers a powerful way to reduce poverty through their everyday shopping5.

The key objectives of the Fair Trade standards are to:

·	ensure that producers receive prices that cover their average costs of sustainable production;
·	provide a Fair Trade premium which can be invested in projects that enhance social, economic and environmental development;

·	ensure safe working conditions and dignified wages for agriculture workers;
·	facilitate long-term trading partnerships and enable greater producer control over the trading process; and

·	set clear minimum and progressive criteria to ensure that the conditions of production and trade of all Fair Trade certified products are socially, economically fair and environmentally responsible.

Sales and Marketing

Due to the continued increase in demand for certified organic and Fair Trade products, procurement departments are actively seeking additional sources for such products. Their challenge is to attain a reliable, year round supply at sensible pricing, in part due to short supply and the fractionalized nature of the organic farm base. By taking control and developing organic and Fair Trade production at the seed level, we believe we address these issues directly and attract buyer favor by creating supply and price conditions that more closely resemble the conventional food alternative. While executing this strategy, we intend to continue using our operational infrastructure to sell conventional produce to generate resources for the execution of large-scale development in the organic and Fair Trade agriculture sectors.

Our brand marketing leverages our direct relationships with growing communities to take advantage of the "know where your food comes from" consumer trend. This is supported by creating entertaining media that highlights the producer story; tracking sustainability metrics such as agrochemicals eliminated, wage increases and carbon emissions; and making these available to consumers online and at the point of purchase via the increasingly popular quick response ("QR") scan technology available on smart phones. Our conversations with grocery executives indicate that the industry is hungry for point-of-purchase methods of communicating product information and promotional media. Additionally, Wal-Mart has developed and is implementing in phases its “Sustainability Index” that will grade the level of sustainability of each of its supplier’s products with a label. We believe we are far ahead of these trends and well-poised to address the emerging production and communication needs of the 21st century food industry.

The primary segments for marketing our company’s products are the mainstream supermarket channel, natural grocery chains, mass merchandisers, food service distributors, fresh produce processors, consumer packaged goods companies, and overseas markets focusing on grocery chains and their importer partners.

Source: http://www.helpguide.org/life/organic_foods_pesticides_gmo.htm.

Source: http://www.fairtrade.net/what_is_fairtrade.html.

History

NB Design & Licensing, Inc. (“NB Design”), a Nevada corporation, was organized in September 2001. Its former parent, New Bridge Products, Inc., incorporated in August 1995 as a manufacturer of minivans, filed a petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Its Plan of Reorganization was approved by the U.S. Bankruptcy Court for the District of Arizona in September 2002 and NB Design was discharged from bankruptcy in October 2002. NB Design was inactive from October 2002 to April 29, 2008.

Organic Alliance, Inc., a Texas corporation (“Organic Texas”) was organized on February 19, 2008 to sell organically grown fruits and vegetables. During the second quarter of 2009, it ceased being a development stage company when it commenced its operations.

On April 29, 2008, NB Design acquired all 10,916,917 issued and outstanding shares of common stock of Organic Texas for 464,999 shares of the NB Design’s common stock. Organic Texas thereupon became a wholly owned subsidiary of NB Design. The business of Organic Texas is the only business of NB Design. The Company operates in California.

The acquisition of Organic Texas, a private operating company, by NB Design, a non-operating public shell corporation with nominal net assets, was accounted for as a reverse capitalization in accordance with the Securities and Exchange Commission’s Division of Corporate Financial Reporting manual Topic 12 “Reverse Acquisition and Reverse Capitalization”. As such, the acquisition was treated as a capital transaction rather than a business combination, and no goodwill was recorded. NB Design was the legal acquirer because it issued its equity interests, and Organic Texas was the legal acquiree because its equity interests were acquired. However, NB Design was the acquiree and Organic Texas was the acquirer for accounting purposes. Organic Texas is treated as the continuing reporting entity that acquired the registrant, NB Design. The pre-acquisition financial statements of Organic Texas are treated as the historical financial statements of the consolidated companies.

On June 2, 2008, the name NB Design was changed to Organic Alliance, Inc. On August 29, 2008, the name of Organic Texas was changed to Organic Texas, Inc.

Critical Accounting Estimates and Policies

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, realization of deferred tax assets, allowance for doubtful accounts, and assumptions used in derivative valuations and share based payment transactions. Actual results could differ from those estimates.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly-owned subsidiary, Organic Texas, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. Our Company’s produce is sold to our company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $0 and $77,969 at September 30, 2012 and December 31, 2011, respectively.

In addition, our company also factors our receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on our books and records. In connection with the factoring of our receivables, our Company estimates an allowance for factoring fees associated with the collections. These fees range from 3% to 5% depending on the actual timing of the collection. The actual recognition of such fees may differ from the estimates depending upon the timing of collections.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce our company purchases from growers and packaging materials. Our company held $244,630 and $0 of inventory as of September 30, 2012 and December 31, 2011, respectively.

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

Derivative Financial Instruments - Our Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. Our Company evaluates all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

Revenue Recognition - Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred and our company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is reasonably assured. Sales are presented net of discounts and allowances.

Share Based Compensation - Our Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. Share-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value. Our company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. Option valuation models require the input of highly subjective assumptions, including the expected life of the option, and such assumptions can materially affect the fair value estimate. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Our Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Results of Operations

Results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

For the three months ended September 30, 2012, we had net sales of $335,456 compared to $366,809 for the three months ended September 30, 2011. The $31,353 or 9% decrease is attributable to lower supplies of available product. We currently have large contracts with several growers that we expect will begin shipping in November 2012.

For the three months ended September 30, 2012, our cost of goods sold was $304,274 compared to $394,903 for the three months ended September 30, 2011 as a result of the lower sales for such period.

For the three months ended September 30, 2012, our gross margin was $31,182 or 9.3% of sales compared to a gross loss of $28,094 or 7.7% of sales for the three months ended September 30, 2011. The increased gross margin is attributable to more efficient purchasing practices in 2012, and grower quality issues which adversely impacted gross margin in 2011.

For the three months ended September 30, 2012, we had general and administrative (G&A) expenses of $564,486 compared to $540,573 for the three months ended September 30, 2011. The increase in G&A expenses of $23,913, or 4%, primarily are attributable to increased payroll expense of approximately $167,000 from hiring new employees, higher travel of approximately $54,000, higher professional fees of approximately $42,000 and other expenses of approximately $62,000, offset by lower stock-based compensation of approximately $301,000 for investor relations and financing compensation.

For the three months ended September 30, 2012, our operating loss was $533,304 compared to $568,667 for the three months ended September 30, 2011. The $35,363, or 6%, decrease primarily is related to higher gross margin discussed above.

For the three months ended September 30, 2012, other expense was $3,081,049 compared to $52,028 for the three months ended September 30, 2011. Included in other expense were the following items:

•	interest expense of $119,051 and $142,422 on notes and loans payable for the three months ended September 30, 2012 and 2011, respectively. The decrease is due to a reclassification from a prior quarter;

•	amortization of discount on notes payable of $553,288 and $129,845 for the three months ended September 30, 2012 and 2011, respectively. The increase is due to increased loans and the increase in the market price of our common stock;

•	factor advance fees of $20,089 and $18,159 for the three months ended September 30, 2012 and 2011, respectively;

•	a $2,274,621 loss on change in fair value of derivative liability for the three months ended September 30, 2012 compared to a gain on change in fair value of derivative liability of 238,398 for the three months ended September 30, 2011. The increase is due to an increased number of derivative liabilities related to warrants and conversion options associated with financings as well as an increase in the market price of our common stock and

•	finance fees of $114,000 for the three months ended September 30, 2012 relating to our offering of $850,000 of secured promissory notes that began funding during August 2012.

For the three months ended September 30, 2012, the net loss was $3,614,353, or $0.21, basic and diluted loss per share compared to $620,695, or $0.04, basic and diluted loss per share for the three months ended September 30, 2011. The $2,993,657 increase in net loss primarily was attributable to the increased other expense described above.

Results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

For the nine months ended September 30, 2012, net sales of $1,301,757 were recorded compared to $752,967 for the nine months ended September 30, 2011. The $548,790, or 73%, increase is attributable to increased liquidity from our financial service company advancing 80% of qualified customer invoices to us and short term debt financing. The financial services company commenced funding during February 2011. Also contributing to the increase was the hiring of a director of national procurement sales, a director of national sales and a national retail sales manager during 2012. General and administrative expenses will be slightly higher in the future as we hire clerical employees to support growth.

For the nine months ended September 30, 2012, our cost of goods sold was $1,177,694 compared to $764,706 for the nine months ended September 30, 2011 as a result of the increased sales during such period.

For the nine months ended September 30, 2012, our gross margin was $124,063, or 9.5% of sales, compared to a gross loss of $11,739, or 1.6% of sales, for the nine months ended September 30, 2011. The increased gross margin is attributable to higher net sales and more efficient purchasing practices and a large produce quality issue during the three months ended September 30, 2011.

For the nine months ended September 30, 2012, we had G&A expenses of $2,118,500 compared to $2,234,040 for the nine months ended September 30, 2011. The decrease in G&A expenses of $115,540, or 5%, primarily is attributable to decreased share-based compensation costs of approximately $892,000 for lower executive, director and consulting compensation incurred during the period, offset by increased payroll expense of approximately $440,000 from hiring new employees and increased accounting fees of approximately $155,000, higher travel expense of approximately $84,000 and other expense of approximately $97,000.

For the nine months ended September 30, 2012, our operating loss was $1,994,437 compared to $2,245,779 for the nine months ended September 30, 2011. The decrease was $251,342 or 11%.

For the nine months ended September 30, 2012, other expense was $5,884,814 compared to $412,890 for the nine months ended September 30, 2011. Included in other expense were the following items:

•	interest expense of $255,478 and $210,906 on notes and loans payable for the nine months ended September 30, 2012 and 2011, respectively. The increase is due to increased loans;

•	amortization of discount on notes payable of $1,067,540 and $244,607 for the nine months ended September 30, 2012 and 2011, respectively. The increase is due to increased loans and the increase in the market price of our common stock;

•	factor advance fees of $60,981 and $32,908 for the nine months ended September 30, 2012 and 2011, respectively. The increase is due to increase sales activity;

•	a $4,272,565 loss on change in fair value of derivative liability for the nine months ended September 30, 2012 compared to a gain on change in fair value of derivative liability of $75,531 for the nine months ended September 30, 2011 .The increase is due to an increased number of derivative liabilities related to warrants and conversion options associated with financings as well as an increase in the market price of our common stock and

•	finance fees of $228,250 for the nine months ended September 30, 2012 relating to our offering of $1,700,000 of secured promissory notes in March 2012 and August 2012.

For the nine months ended September 30, 2012, our net loss was $7,879,251, or $0.46, basic and diluted loss per share compared to $2,658,669, or $0.25, basic and diluted loss per share, for the nine months ended September 30, 2011. The $5,220,582 increase in net loss primarily was attributable to the factors described above.

Liquidity and Capital Resources

Our operations to date have generated substantial losses that have been funded through our sale of common stock to, and loans from, related parties and others. We will require additional sources of outside capital to continue our operations. We expect that our primary sources of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit. On November 1, 2010, we signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011. The agreement is continuing on a month to month basis. The financial services company commenced funding during February 2011.Under the agreement, the financial services company advances up to 80% of qualified customer invoices less an applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to our company. We are charged 3% for the first 30 days outstanding plus 1/10 of 1% daily for funds outstanding over 30 days. Uncollectable customer invoices are charged back to our Company.

As of September 30, 2012, we have $220,300 of payroll tax liabilities inclusive of penalties and interest, from wages paid which have yet to be remitted to the taxing authorities.

The condensed consolidated financial statements have been prepared using US GAAP applicable for a going concern which assumes that we will realize our assets and discharge our liabilities in the ordinary course of business. As of September 30, 2012, we had limited cash, a working capital deficit of approximately $9,103,000 and has accumulated losses of approximately $21,334,000 since our inception.

Our ability to continue as a going concern is dependent upon the ability of our Company to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and increasing our revenues in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that our company will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should our company be unable to continue as a going concern.

For the period from inception (February 19, 2008) to September 30, 2012, we received approximately $212,000 from the sale of our common stock and received proceeds from the notes payable of $4,223,543, of which $202,410 has been paid back and $834,514 has been converted to shares of the our common stock as of September 30, 2012.

Our contractual obligations as of September 30, 2012 consist of notes and loans payable in the amount of $3,394,976, including accrued interest of $208,357.

On February 28, 2012, we issued a $50,000 note to a related party. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012. The Company is not compliant with the repayment terms of the note.

In March 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. Notes in the aggregate principal amount of 850,000 and warrants to purchase an aggregate of 2,125,000 were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of our common stock equal (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. The unpaid balance on the notes, including accrued interest, was $851,329 at September 30, 2012. We currently are seeking to amend the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Each holder of notes and warrants who agrees to such amendments will be granted a warrant to purchase that number of shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share (1.7 million shares in the aggregate if all of the note holders agree to such amendments).

In August 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. During the three months ended September 30, 2012, notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 1,700,000 shares of our common stock were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 170,000 shares of our common stock equal (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The unpaid balance on the notes, including accrued interest, was $851,421 at September 30, 2012. Thereafter, additional notes in the aggregate principal amount of $22,500 ($872,500 for the entire offering) and additional warrants to purchase an aggregate of 45,000 shares of our common stock (1,745,000 for the entire offering) were sold in the offering, and the investment banker received a warrant to purchase an additional 4,500 shares of our common stock. We currently are seeking to amend the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Each holder of notes and warrants who agrees to such amendments will be granted a warrant to purchase that number of shares of our common stock equal to 0.5 times the principal amount of the note amended, exercisable at $0.50 per share (437,500 shares in the aggregate if all of the note holders agree to such amendments).

On August 1, 2012, we issued a $60,000 promissory note with an original issue discount of 20%. The promissory note has a maturity date of October 29, 2012. As a financing incentive, the lender received three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The Company is not compliant with the repayment terms of the note.

On August 7, 2012, we issued a $30,000 promissory note with an original issue discount of 20%. The promissory note has a maturity date of November 5, 2012. As a financing incentive, the lender received three-year warrants to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The Company is not compliant with the repayment terms of the note.

On August 22, 2012, we issued a $60,000 promissory note with an original issue discount of 20%. The promissory note has a maturity date of November 20, 2012. As a financing incentive, the lender received three-year warrants vesting to purchase 50,000 shares of common stock at an exercise price of $0.50 per share.

On August 23, 2012, we issued a $30,000 promissory note with an original issue discount of 20%. The promissory note has a maturity date of November 21, 2012. As a financing incentive, the lender received three-year warrants to purchase 25,000 shares of common stock at an exercise price of $0.50 per share.

Net Cash Flows

For the nine months ended September 30, 2012, net cash used in operating activities was $2,046,964 compared to $804,582 for nine months ended September 30, 2011. The increase of $1,242,382, or 154%, primarily was attributable by increased spending for payroll, operating activities, and purchases of seeds and decreases in accrued expense, offset by an increase in accounts payable during the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, net cash provided by financing activities was $2,113,755 compared to $803,978 for nine months ended September 30, 2011. The increase of $1,309,777, or 163%, was related to proceeds from the sales of secured promissory notes.

At September 30, 2012 and 2011, respectively, we had outstanding options to purchase 4,455,177 and 2,983,750 shares of our common stock, and warrants to purchase 10,204,404 and 5,494,648 shares of our common stock. The outstanding stock options have a weighted average exercise price of $0.30 per share. The outstanding warrants have an exercise price from $0.001 to $0.50 per share. Accordingly, at September 30, 2012, the outstanding options and warrants represented a total of 14,659,580 shares issuable for a maximum of $3,496,297 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder. There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2012. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. The Company’s principal executive officer and principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2010, a lawsuit was filed against us in Monterey County Superior Court, captioned RE Transportation, plaintiff, vs. Organic Alliance, Inc., defendant, seeking approximately $34,000 in payment of transportation services provided plus interest at 18% per annum and attorney’s fees. In August, 2012, a settlement was reached with the plaintiff receiving $30,000.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During July 2012, we issued 150,000 shares of our common stock to a consultant for public and investor relation services. The shares were valued at $0.315 per share. The shares were issued pursuant to Section 4(2) of the Securities Act.

During July 2012, we issued 3,473,708 shares of our common stock to a consultant for investor and public relation services. The shares were valued at $0.33 per share. The shares were issued pursuant to Section 4(2) of the Securities Act.

In August 2012, we commenced an offering to accredited investors pursuant to Rule 506 of Regulation D. The offering was comprised of secured promissory notes for an aggregate principal amount of $3,000,000 and three-year warrants to purchase an aggregate of 6,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by our company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. During the three months ended September 30, 2012, notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 1,700,000 shares of our common stock were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 170,000 shares of our common stock equal (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The unpaid balance on the notes, including accrued interest, was $851,421 at September 30, 2012. Thereafter, additional notes in the aggregate principal amount of $25,000 ($875,000 for the entire offering) and additional warrants to purchase an aggregate of 50,000 shares of our common stock (1,750,000 for the entire offering) were sold in the offering, and the investment banker received a warrant to purchase an additional 5,000 shares of our common stock. We currently are seeking to amend the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Each holder of notes and warrants who agrees to such amendments will be granted a warrant to purchase that number of shares of our common stock equal to 0.5 times the principal amount of the note amended, exercisable at $0.50 per share (437,500 shares in the aggregate if all of the note holders agree to such amendments).

On August 1, 2012, we issued a $60,000 promissory note with an original issue discount of 20% to an accredited investor. The promissory note has a maturity date of October 29, 2012. As a financing incentive, the lender received three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The sale was made pursuant to Rule 506 of Regulation D.

On August 7, 2012, we issued a $30,000 promissory note with an original issue discount of 20% to an accredited investor. The promissory note has a maturity date of November 5, 2012. As a financing incentive, the lender received three-year warrants to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The sale was made pursuant to Rule 506 of Regulation D.

On August 22, 2012, we issued a $60,000 promissory note with an original issue discount of 20% to an accredited investor. The promissory note has a maturity date of November 20, 2012. As a financing incentive, the lender received three-year warrants vesting to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The sale was made pursuant to Rule 506 of Regulation D.

On August 23, 2012, we issued a $30,000 promissory note with an original issue discount of 20% to an accredited investor. The promissory note has a maturity date of November 21, 2012. As a financing incentive, the lender received three-year warrants to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The sale was made pursuant to Rule 506 of Regulation D.

During August 2012, a banker that provides investment banking services to our company exercised a warrant for 899,672 shares of our common stock, at an exercise price of $0.10, on a cashless basis. We issued 747,185 shares of common stock based on the market value of $0.59 per share on the date of exercise. The shares were issued pursuant to Section 4(2) of the Securities Act.

During September 2012, we issued 305,679 shares of our common stock in connection with the conversion of an outstanding promissory note outstanding.  Per the variable rate established in the promissory note, these shares were valued at $0.0405 per share. The shares were issued pursuant to Section 4(2) of the Securities Act.

During October, 2012, a lender converted a promissory note in the principal amount of $57,500 into 1,265,000 shares of our common stock, at the conversion price of $0.05 per share. The shares were issued pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March 2012, our Company commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. Notes in the aggregate principal amount of 850,000 and warrants to purchase an aggregate of 2,125,000 were sold in the offering. We defaulted on the notes, and the unpaid balance, including accrued interest, was $851,329 at September 30, 2012. We currently are seeking to amend the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Each holder of notes and warrants who agrees to such amendments will be granted a warrant to purchase that number of shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share (1.7 million shares in the aggregate if all of the note holders agree to such amendments).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIC ALLIANCE, INC.

Date: November 14, 2012	Organic Alliance, Inc
By: /s/ Parker Booth
Parker Booth Chief Executive Officer and Director

Date: November 14, 2012	Organic Alliance, Inc.
By: /s/ Barry Bookstein
Barry Bookstein Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act