Form 10-K
period 2012-12-31
Organic Alliance, Inc.
filed 2013-06-03
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

_________________

ORGANIC ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-53545	20-0853334
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

401 Monterey Street, Suite 202 Salinas, CA 93901
(Address of Principal Executive Offices) (Zip Code)

(831)-240-0295
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.0001 Par Value per share

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

As of June 20, 2012, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $920,930 based on the last sale price of the Common Stock on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and 10% owners. The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, on June 3, 2013 was 18,473,554.

ORGANIC ALLIANCE, INC.

FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Actual results, levels of activity, performance or achievements could differ materially from those discussed or implied in the forward-looking statements as a result of various factors, including future economic, competitive, regulatory, and market conditions, future business decisions, changes in the supply and demand of the products we sell, our relationships with our existing suppliers, our success in finding additional supply sources, our ability to attract and retain customers, and the risks and other factors discussed in this Annual Report Form 10-K or in the other documents we file with the Securities and Exchange Commission. In light of the significant uncertainties inherent in such forward-looking statements, they should not be regarded as a representation that our objectives or plans will be achieved, and they should not be relied upon by investors when making an investment decision. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “forecasts, “foresees,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Similarly, statements in this Form 10-K that describe our business strategy, outlook, objectives, plans, intentions or goals are forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made except as required by law.

PART I

ITEM I: DESCRIPTION OF BUSINESS

History

Our company, a Nevada corporation, was organized in September 2001 under the name NB Design & Licensing, Inc. We were inactive until April 2008, when we completed a reverse merger transaction with Organic Alliance, Inc., a Texas corporation organized in 2008 to sell organically grown fruits and vegetables. In June 2008, we changed our name to Organic Alliance, Inc.

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2012, the Company had limited cash, a working capital deficit of approximately $6,702,000, accumulated losses of approximately $20,577,000 since its inception, and has withheld $286,027 of payroll tax liabilities including penalties and interest from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. Our accounts receivable are pledged per a factoring agreement. At December 31, 2012, we are not compliant with the repayments terms of various notes payable for an aggregate of approximately $1,292,000 including accrued interest. Our ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay liabilities arising from normal business operations when they come due, and increasing revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Our Company

 We are a global grower and marketer of organic and Fair Trade certified fruits and vegetables in the rapidly growing $29.2 billion U.S. natural, organic and Fair Trade foods marketplace. Through our collaborative relationships with growers and our direct involvement in growing operations, we have built a vertically-integrated supply chain that enables us to support our customers with an increasing variety of certified sustainable products, sensible pricing, and steady supply -- the primary obstacles facing buyers in the fast-growing organic and Fair Trade market segments. Our Organic Alliance branded mangoes, tomatoes, cucumbers, bell peppers and more are already on the shelves of leading national grocery chains including Whole Foods, Heinen’s, Kroger, Safeway, Trader Joes and others. Our company also sources and distributes some conventional produce (non-organic and Fair Trade) to generate revenues that we believe will help us develop our organic and Fair Trade production.

Currently, we are focusing our sourcing and development strategy in Mexico, the U.S.’s largest food supplier with sales to the United States growing 25% in 2010 to $6 billion. We intend to continue our development of company-owned or managed organic production in the United States as well as other key Latin American food exporting countries where we currently have strong grower and professional networks, including in Argentina, Chile, Peru, Dominican Republic and Costa Rica.

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

Our products also address the value proposition sought by many consumers of organic and Fair Trade goods, namely the social responsibility associated with Fair Trade’s contribution to sustainable development and worker prosperity, and environmental responsibility associated with organic farming.

Fair Trade

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

Industry Overview

The organic and Fair Trade marketplace is characterized by strong producer and retailer pricing power as consumer demand continually outstrips supply. As a result, organic and Fair Trade produce prices remain high compared with prices for conventional products. We believe enormous earnings leverage is available to producers and retailers at far higher sales volumes if certified supplies can be increased and prices made more affordable for more consumers.

U.S. organic food sales rose from $6.1 billion in 2000 to $29.2 billion in 2011, a compounded growth rate of over 15 percent. Registering a third straight year of double-digit gains, sales of organic fruits and vegetables rose 11.7 percent in 2011 to $11.8 billion. U.S. Fair Trade sales were $1.5 billion in 2011, growing 20% over 2010 sales and closely following the rise of organic foods into the mainstream.

Wall Street clearly favors the organic industry’s strong prospects. Industry leading specialty grocer Whole Foods last month posted second fiscal quarter sales that increased 14 percent to $2.7 billion. “Sales trends remain strong as it appears that the growth of the natural and organic industry has accelerated,” wrote Meredith Adler, an analyst for Barclays Plc. Another market leader, United Natural Foods, Inc. (UNFI), reported sales for the quarter ended April 28 of $1.39 billion, a 15.3 percent increase year over year.

Global Fair Trade sales have followed the rise of organic at an 18% annual growth rate, reaching a total of $4.8 billion in 2009. Mainstream retailers such as Wal-Mart and Whole Foods have demonstrated strong interest in the segment, with each offering a growing number of Fair Trade products including retail-brand private label options. In 2007, Whole Foods launched its “Whole Trade” initiative, requiring 50% of its imported food to be certified as Fair Trade within 10 years. Fair Trade sales in U.S. mainstream grocery outlets grew 24% in 2010. Like organic, the principal barrier to growth is lack of supply and inconsistent quality and/or pricing, which we believe our Company directly addresses.

Growth Strategy

Due to the continued increase in demand for certified organic and Fair Trade products, our customers’ procurement departments are actively seeking additional sources for such products. Their challenge is to attain a reliable, year round supply at sensible pricing, in part due to short supply and the fractionalized nature of the organic and Fair Trade farm bases. Our strategy to address this challenge includes:

Rapidly Increase Organic and Fair Trade Produce Supply. We intend to utilize our industry leading expertise in rapidly developing Fair Trade certified and organic production to increase our ability to supply the marketplace. We believe our Fair Trade tomatoes sold through Whole Foods in 2012 were the first of their kind to be introduced to the market, and we intend to develop a number of other Fair Trade certified products that also will be the first of their kind to market. In doing so, we believe this will give us preferred access to high-value markets.

Control & Integrate Supply Chains. We expect to build company controlled production capacity in the United States, Mexico and other countries, adding to our existing leased Mexican mango orchards and greenhouses established in early 2013. By continuing to build company-owned production capacity, we believe we attract buyer favor by creating supply and price conditions that more closely resemble the conventional food alternative.

Build Market Share. We intend to leverage our increasing portfolio of Fair Trade and organic certified products, along with our price-competitiveness and ability to customize client programs through vertical integration, to further expand our penetration into the North American and European food retail markets.

Build Brand Value. Through partnerships with retailers and scanable QR technology, our “Make Life SweetTM” campaign allows us to tell the inspiring stories and impact of our products to consumers at the point-of-purchase. We intend to build the Organic Alliance brand with the intrinsic value our products carry: “Food that is good for the planet, good for farmers and good for you.”

Diversify into Growing Market Segments. We intend to continue using our operational infrastructure to sell a small core list of conventional produce to generate resources for the execution of large-scale development in the organic and Fair Trade agriculture sectors. Specifically, we expect to develop capacity to process our fruit and vegetable production into organic and Fair Trade certified value-added foods such as dried, juices and frozen, a new and rapidly growing sector in the organic foods market with healthy margins and long-term growth potential.

Employees

As of December 31, 2012 we had eight employees, including our two executive officers.

Where You Can Find More Information

We maintain a website at www.organicallianceinc.com/. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10−K. We make available free of charge through our website our Annual Reports on Form 10−K, Quarterly Reports on Form 10−Q and Current Reports on Form 8−K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission. Further, we will provide free copies of any of our SEC filings upon request. Copies of our filings with the SEC may be requested through the “Investors” section of our website, or by calling our offices at (831)240-0295. In addition, because we are subject to the informational requirements of the Securities Exchange Act, we file reports, proxy statements and other information with the SEC.  You may read and copy these reports, proxy statements and other information at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549.  You may obtain information on the operation of the public reference room by calling the SEC at (800) SEC-0330.  In addition, we are required to file electronic versions of those materials with the SEC through the SEC’s EDGAR system. The SEC also maintains a web site at http://www.sec.gov which contains reports, proxy statements and other information regarding registrants.

ITEM IA: RISK FACTORS

Risks Related to Our Company

We may not be able to continue as a going concern. We will need to raise additional capital in order to continue our operations, which could dilute the ownership interests of existing shareholders and cause the issuance of securities with preferences and privileges superior to our common stock.

As of December 31, 2012, we had limited cash, a working capital deficit of approximately $6,702,000, accumulated losses of approximately $20,577,000 since our inception, and have withheld $286,027 of payroll tax liabilities including penalties and interest from wages paid which have yet to be remitted to the taxing authorities and are delinquent. We are currently delinquent with our payroll tax filings since December 31, 2008; however, since April 1, 2012 we have been remitting payroll tax on a current basis. Our accounts receivable are pledged per a factoring agreement. At December 31, 2012, we are not compliant with the repayments terms of various notes payable for an aggregate of approximately $1,292,000 including accrued interest. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt we will be able to continue as a going concern. Our consolidated financial statements included in this Annual Report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes we will realize our assets and discharge our liabilities in the ordinary course of business. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due and increasing our revenues in order to achieve profitable operations. We estimate at least $2,000,000 in additional funds is required for us to continue operations through the end of 2013. If funds are raised by issuing equity securities, it may result in substantial dilution to existing stockholders and such securities may have rights, preferences and privileges senior to those of our common stock. If capital is raised through a debt financing, we would likely become subject to restrictive covenants relating to our operations and finances. There can be no assurance that we will consummate any financing on reasonable terms or at all. If we do not raise additional capital, we may be required to significantly curtail or cease our activities.

Our inability to contract for organic and Fair Trade products with growers and sell the food products to our customers will reduce or eliminate our revenue.

In order to generate revenue, we need to source organic food and Fair Trade fruits and vegetables from growers and sell the food products to our customers. We are seeking to establish an extensive network of suppliers that will mitigate the risk of not having ample supply to meet our customers’ needs, but we cannot assure you we will be successful in doing so. If we are unable to establish a more extensive supply network, it could have a material adverse effect on our Company.

Our products may be subject to recall, exposing us to significant liabilities.

Our products may be subject to recall due to the existence of disease or other conditions in connection with the growing or processing of the products, which could result in harm to the consumer. Any such recall or harm could subject us to significant financial liability. We place a high emphasis on adherence to meeting our food safety standards from our grower base, and we have regular audits performed that we believe meet or exceed the USDA standards, and we work closely with each grower in an attempt to ensure compliance with such standards. In addition, we carry liability insurance covering us against liability for food safety events, as well as covering our major customers through indemnification on our certificates. We cannot assure you that such insurance will provide sufficient, or any, coverage if a food safety event occurs. And even with these protections in place, a recall of our products could have a material adverse effect on our business.

We have significant competition from a variety of sources, which could reduce our revenue and any profitability.

We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of organic products as well as specialty grocery and mass market grocery distributors. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It also is possible that alliances among competitors may develop that rapidly acquire significant market share, or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations.

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

We may not be able to grow or to effectively manage our growth.

Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

·	enhance information and communication systems to ensure that our employees can effectively communicate with each other and our growing base of suppliers and distribution outlets;
·	implement operational plans and strategies;
·	improve our operating and financial systems and controls; and
·	hire, train and retain qualified personnel to manage and operate our growing business.

The failure to manage any of these factors effectively could adversely affect our business, financial position and results of operations.

Our future operating results are subject to significant fluctuations which could have a negative effect on our operations and any analysis of our future operating results.

Our future operating results may vary significantly from period to period due to:

·	demand for our products;
·	changes in our operating expenses;
·	changes in customer preferences and changing demands for organic and Fair Trade products, including levels of enthusiasm for health, fitness and environmental issues;
·	fluctuation of organic and Fair Trade product prices due to competitive pressures;
·	personnel changes;
·	supply shortages;
·	general economic conditions;
·	lack of an adequate supply of high-quality agricultural products; and
·	volatility in prices of high-quality agricultural products.

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

Our business is highly regulated at the federal, state and local levels, and our products and distribution operations require various licenses, permits and approvals. In particular:

·	our products are subject to inspection by the U.S. Food and Drug Administration;
·	any warehouse and distribution facilities we may use will be subject to inspection by the U.S. Department of Agriculture and state health authorities;
·	the U.S. Department of Transportation and the U.S. Federal Highway Administration regulate the trucking operations of our contractors; and
·	our organic products must be certified as organic by the USDA.

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

Our success is largely dependent on the skills, experience and efforts of Parker Booth, our Chief Executive Officer, and Chris White, our Vice President of Global Supply Chain Development. If Messrs. Booth or White is unable or unwilling to continue in their present positions, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. We cannot assure you that we will be able to readily replace any departing executive officer. We do not maintain key man life insurance on any of our executive officers.

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

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in control of our company even if our other stockholders wanted it to occur.

As of the date of this Form 10-K, the Company’s executive officer, directors and 10% or greater stockholders own 11,628,395 shares of the our common stock, representing approximately 62% of our outstanding common stock. Accordingly, these individuals will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

The broker or dealer also must deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

·	the basis on which the broker or dealer made the suitability determination, and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The market price of our common stock may be highly volatile. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of our company by others.

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

We are late in filing this annual report with the SEC and therefore have been de-listed from the OTCQB. Our failure to timely file quarterly and annual reports may adversely affect our ability to be listed on the OTCBB or other more liquid exchanges in the future.

Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (i.e., Forms 10−Q or 10−K) by the due date of such report may be removed from the OTCQB, and its common stock may only be able to be traded on the OTC Pink. We are late filing this annual report and our quarterly report for the period ended March 31, 2013. We have been removed from the OTCQB and currently are traded on the OTC Pink-Limited, which generally provides for less liquidity than the OTCQB. When our filings are current, we believe we will be eligible to return to the OTCQB, though we cannot assure you that such relisting will occur.

After more than a one-year period of missed filings from 2010 to 2012, we became current in our reports on June 19, 2012. This recent history of missed filings and the late filing of this annual report and our quarterly report for the period ended March 31, 2013 will likely have a negative impact on our ability to be listed on the OTCBB or other more liquid exchanges, even if we otherwise meet the listing requirements of such exchanges.

If we are unable to become listed on the OTCQB or on more liquid exchanges, it could materially adversely affect the ability of broker/dealers to sell our shares and the ability of our stockholders to sell their shares of our common stock in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not applicable.

 ITEM 2. PROPERTIES

We do not own any real property. Beginning in December 2008, we leased approximately 1,250 square feet of office space located at 401 Monterey Street, Suite 202, Salinas, CA 93901, for approximately $2,300 per month under a one year agreement that expired on December 31, 2009. We are currently paying rent on a month to month basis. During October 2012 we leased approximately 1,641 square feet of office space located at 2030 Addison Street, Berkeley, CA for approximately $4,200 per month under a 29 month agreement with rental payments commencing on January 1, 2013. The rental fee escalates to approximately $4,350 on April 1, 2013 and approximately $4,500 on April 1, 2014.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceeding would not have a material adverse effect on our business or financial condition. Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

During 2010, we were served with a lawsuit for our past due liabilities. The lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment. Over half of the past due amount has been paid with a balance of approximately $21,000 remaining. The Company has accrued for this balance.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on OTCQB of the OTC Marketplace under the symbol “ORGC.” The range of high and low bids for shares of our common stock by quarter are as follows, based on bids that represent prices quoted by broker-dealers on the OTCQB. The source of the high and low bids was the OTC Bulletin Board. The following quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and, therefore, may not represent actual transactions.

	High	Low
2011
First quarter	$0.51	$0.08
Second quarter	$0.31	$0.11
Third quarter	$0.55	$0.10
Fourth quarter	$0.31	$0.10

2012
First quarter	$0.32	$0.09
Second quarter	$0.32	$0.15
Third quarter	$0.85	$0.24
Fourth quarter	$0.76	$0.18

Holders

As of the June 3, 2013, we had approximately 570 stockholders of record of our common stock.

Dividends

We have not paid any dividends since our inception. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The below warrants and options were granted as of December 31, 2012 for services to our Company and/or as a financing incentive. There is no formal stock compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	22,537,237	$0.34	0

Total

Here are the options and warrants issued during the year ended December 31, 2012:

During February 2012, Spirit Management Inc., a company controlled by Barry Brookstein, CFO, was granted a three-year warrant to purchase 87,500 shares of our Company’s common stock at $0.10 per share as a financing incentive. The warrant vests immediately.

On February 28, 2012, Michael Rosenthal, Chairman of the Company’s Board of Directors, was granted a three-year warrant to purchase 125,000 shares of our Company’s common stock at $0.10 per share as a financing incentive. The warrant vests immediately.

On February 29, 2012, any employee was granted a three-year warrant to purchase 125,000 shares of our Company’s common stock at $0.25 per share as for service to our Company. The warrant vests immediately.

During March, April and June 2012, in conjunction with our March 2012 offering of secured promissory notes, a group of investors were granted a three-year warrant to purchase 2,337,500 shares of common stock at an exercise price of $0.10 per share as a financing incentive. The warrant vests immediately. During October and November 2012, the holders of 1,140,063 warrants exercised their warrants on a cashless basis and we issued 936,889 shares of our common stock. In addition, warrant holders exercised 62,500 shares of our common stock for $6,250.

On April 24, 2012, in conjunction with Roger Zardo’s employment as the Company’s Director of National Procurement, we granted Mr. Zardo a three-year option to purchase 325,000 shares of our common stock at $0.25 per share. The option vested as to 100,000 on the date of grant, vests as to 75,000 shares on each of the first two anniversaries of the grant date, and vests as to 75,000 shares on November 28, 2014. During March 2013, Mr. Zardo resigned from the Company.

During May 2012, Spirit Management Inc., a company controlled by Barry Brookstein, CFO, was granted a three-year warrant to purchase 125,000 shares of our Company’s common stock at $0.10 per share as a financing incentive. The warrant vests immediately.

On May 18, 2012, in conjunction with Jack Connelly’s employment as our Director of National Sales, we granted Mr. Connelly a three-year option to purchase 500,000 shares of our common stock at $0.25 per share. The option vested as to 100,000 on the date of grant, vests as to 134,000 shares on each of the first two anniversaries of the grant date, and vested as to the final 132,000 shares on November 29, 2014.

On July 1, 2012, a consultant was granted a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.25 per share for accounting services. The warrant vests immediately.

On August 1, 2012, an investor was granted a three-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share as a financing incentive. The warrant vests immediately.

On August 7, 2012, an investor was granted a three-year warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share as a financing incentive. The warrant vests immediately.

On August 22, 2012, an investor was granted a three-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share as a financing incentive. The warrant vests immediately.

On August 23, 2012, an investor was granted a three-year warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share as a financing incentive. The warrant vests immediately.

On August 31, 2012, in conjunction with George Borzilleri’s employment as our Manager, National Retail Sales, we granted Mr. Borzilleri a three-year option to purchase 396,427 shares of our common stock at $0.35 per share. The option vested as to 135,714 shares on the date of grant, vests as to 86,904 shares on each of the first two anniversaries of the grant date, and vests as to the final 86,905 shares on March 6, 2015.

During August, September and October 2012, in conjunction with our August 2012 offering of secured promissory notes, a group of investors were a granted three-year warrant to purchase 1,925,000 shares of common stock at an exercise price of $0.50 per share as a financing incentive. The warrant vests immediately.

On October 5, 2012, Chris White, the Company’s Vice President of Global Supply was granted a seven year non-qualified stock option to purchase 3,837,719 shares of our common stock at $0.62 per share. The option vests as follows:

·	750,000 shares vest immediately.
·	750,000 shares vest upon receipt of certificates issued by IMO Control (Institute for Marker Ecology) certifying compliance with IMO Controls ‘For Life’ Fair Trade standards for three key Company suppliers.
·	750,000 shares vest upon the launch by Mr. White of an internal “alpha” demonstration website that contains certain functionality.
·	198,250 shares vest on each of the next 8 quarter dates starting January 6, 2013 through October 6, 2014. The final quarterly vesting will be 199,969 shares.

On October 23, 2012 we amended our March 2012 offering of secured promissory notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 of the secured promissory notes agreed to such amendments and were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share. The warrant vests immediately.

On December 12, 2012, we amended the $50,000 promissory note from Michael Rosenthal, Chairman of the Company’s Board of Directors, dated February 28, 2012, to extend the due date to June 30, 2013. For executing the agreement, the holder was granted a three-year warrant to purchase 125,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The warrant vests immediately.

On December 12, 2012, we amended the $400,000 convertible multi-draw term loan facility with Spirit Management Inc., a company controlled by Barry Brookstein, CFO, dated October 17, 2011 to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. For executing the agreement, the holder was granted a three-year warrant to purchase 1,000,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The warrant vests immediately.

During December 2012, in conjunction with our December 2012 offering of secured promissory notes, a group of investors were granted a three-year warrant to purchase 2,200,000 shares of common stock at an exercise price of $0.50 per share as a financing incentive. The warrant vests immediately.

On December 31, 2012, we amended the $70,588 convertible promissory note dated February 3, 2011, to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrant to remove certain anti-dilution provisions. For executing the agreement, the holder was granted a three-year warrant to purchase 61,856 shares of the Company’s common stock, exercisable at $0.18 per share. The warrant vests immediately.

On December 31, 2012, we amended the $500,000 promissory note the note dated February 3, 2011 to extend the due date to June 30, 2013. For executing the agreement, the holder was granted a three-year warrant to purchase 438,144 shares of the Company’s common stock, at an exercise price of $0.18 per share. The warrant vests immediately.

Recent Sales of Securities

All of the securities set forth below, except as otherwise indicated, were issued by us pursuant to Section 4(2) of the Securities Act of 1933 as amended. Unless indicated, all such shares issued contained a restrictive legend (unregistered) and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares.

(i)	During July 2012, we issued 150,000 shares of our common stock to a consultant for public and investor relation services. The shares were valued at $0.315 per share.
(ii)	During July 2012, we issued 3,473,708 shares of our common stock to a consultant for investor and public relation services. The shares were valued at $0.33 per share. The shares issued were earned in August 2011.
(iii)	During August 2012, a banker that provides investment banking services to our company exercised a warrant for 899,672 shares of our common stock, at an exercise price of $0.10, on a cashless basis. We issued 747,185 shares of common stock based on the market value of $0.59 per share on the date of exercise.
(iv)	During September 2012, we issued 305,679 shares of our common stock in connection with the conversion of an outstanding convertible promissory note outstanding.
(v)	During October 2012, a lender converted a convertible promissory note in the principal amount of $57,500 into 1,265,000 shares of our common stock, at the conversion price of $0.05 per share.
(vi)	During October 2012, a group of five investors exercised warrants from our March 2012 offering of secured promissory notes into 821,211 shares of our common stock, at the exercise price of $0.10 per share, on a cashless basis. The shares were issued in December 2012.
(vii)	During October and November 2012, a group of five investors exercised warrants from our March 2012 offering of secured promissory notes into 115,678 shares of our common stock, at the exercise price of $0.10 per share, on a cashless basis. The shares were issued in January 2013.
(viii)	During November 2012, an investor exercised a warrant from our March 2012 offering of secured promissory notes into 62,500 shares of our common stock, at the exercise price of $0.10 per share. The shares were issued in February 2013.
(ix)	During March 2013, we issued 500,000 shares of our common stock to a consultant for investor and public relations services. The shares were valued at $0.11 per share.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver CO, 80209.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Use of Estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, realization of deferred tax assets, allowance for doubtful accounts, and assumptions used in derivative valuations and share based payment transactions. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly-owned subsidiary, Organic Texas, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. Our Company’s produce is sold to our company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $5,000 and $77,969 at December 31, 2012 and 2011, respectively.

In addition, our Company also factors our receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on our books and records. In connection with the factoring of our receivables, our Company estimates an allowance for factoring fees associated with the collections. These fees range from 3% to 5% depending on the actual timing of the collection. The actual recognition and amount of such fees may differ from the estimates depending upon the timing of collections.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce our Company purchases from growers and packaging materials. Our Company held $139,888 and $0 of inventory as of December 31, 2012 and 2011, respectively.

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

Results of Operations

For the year ended December 31, 2012, net sales of $1,855,391 were recorded compared to $1,004,176 for the year ended December 31, 2011. The $851,215, or 85%, increase was attributable to significant growth in Q4 of 2012 as distribution gains in the retail segment began to increase. The Company’s sales focus on retail chain markets resulted in the Company’s first shipments to Whole Foods during the 4th Quarter of 2012. Vendor approvals were secured as well for supplying Safeway, Kroger, and Heinen’s, and several larger produce distributors. Contributing to this increase was the hiring of a key retail sales management team with extensive experience working in the retail market segment.

For the year ended December 31, 2012, cost of goods sold was $1,611,686 compared to $984,248 for the year ended December 31, 2011. The $627,438 or 64% increase was primarily attributable to the higher sales volume.

For the year ended December 31, 2012, gross profit was $243,705 compared to $19,928 for the year ended December 31, 2011. The significant increase in the gross margin was attributable to a positive impact from the company’s change towards securing long-term supply contracts with our growing partners that resulted in lower costs, and from an increase in net sales revenue.

For the year ended December 31, 2012, general and administrative (G&A) expenses were $3,204,403 compared to $2,694,313 for the year ended December 31, 2011. The increase in G&A expenses of $510,090, or 19%, is primarily attributable to increased payroll expenses of approximately $583,000 for the hiring of key management positions and staff to support company growth, increased professional fees of approximately $218,000 for higher accounting fees, increased travel expense of approximately $122,000 due to the costs associated with securing a larger and more strategic customer base, a write-off of approximately $192,000 for growers deposits that have been deemed worthless, and increased other expense of approximately $179,000, offset by lower stock based compensation with our reliance on working capital received from promissory notes.

For the year ended December 31, 2012, the operating loss was $2,960,698 as compared to $2,674,385 for year ended December 31, 2011. The $286,313, or 11%, increase in net operating loss was primarily attributable to the higher SG&A expenses described above.

For the year ended December 31, 2012, the “Other (income) expense” category was $4,161,217 as compared to $383,546 for year ended December 31, 2011. Included in other expense were the following items:

o	interest expense of $401,423 and $248,694 on notes and loans payable for the years ended December 31, 2012 and 2011, respectively. The increase is due to increased loan amounts;

o	amortization of discount on notes payable of $1,383,551 and $309,999 for the years ended December 31, 2012 and 2011, respectively. The increase is due to overall increase in notes issued during the period with equity instruments fair valued and booked as debt discounts and the increase in the market price of our common stock during the period;

o	factor advances fees of $80,140 and $44,063, for the years ended December 31, 2012 and 2011, respectively. The increase is due to increased sales activity;

o	a $1,892,355 loss on change in fair value of derivative liability for the year ended December 31, 2012 compared to a gain in change in fair value of derivative liability of $219,210 for the year ended December 31, 2011. The increase is due to an increase in derivative warrants and conversion options issued during the period and an increase in the market price of our common stock; and

o	finance fees of $403,750 for the year ended December 31, 2012 relating to our offering of $2,725,000 of secured promissory notes in March 2012, August 2012 and December 2012.

For the year ended December 31, 2012, the net loss was $7,121,915 or $0.41 basic and diluted loss per share compared to $3,057,931 or $0.25 basic and diluted loss per share for the year ended December 31, 2011. The $4,063,984 or 133% increase in net loss was primarily attributable to factors described above.

Liquidity and Capital Resources

Our operations to date have generated substantial losses that have been funded through our sale of common stock to, and loans from, related parties and others. We will require additional sources of outside capital to continue our operations. We expect that our primary sources of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit. On November 1, 2010, we signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011. The agreement is continuing on a month to month basis. The financial services company commenced funding during February 2011. Under the agreement, the financial services company advances up to 80% of qualified customer invoices less an applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to our company. We are charged 3% for the first 30 days outstanding plus 1/10 of 1% daily for funds outstanding over 30 days. Uncollectable customer invoices are charged back to our Company.

As of December 31, 2012, we have withheld $286,027 of payroll tax liabilities including penalties and interest from wages paid which have yet to be remitted to the taxing authorities.

The consolidated financial statements have been prepared using US GAAP applicable for a going concern which assumes that we will realize our assets and discharge our liabilities in the ordinary course of business. As of December 31, 2012, we had limited cash, a working capital deficit of approximately $6,702,000 and have accumulated losses of approximately $20,577,000 since our inception.

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

At December 31, 2012, we are not compliant with the repayments terms of various notes payable for an aggregate of approximately $1,292,000 including accrued interest.

We have limited funding available for marketing and will rely solely on the Company’s ability to raise debt or equity funds in the immediate future.

Our contractual obligation consists of notes and loans payable in the amount of $4,335,990 including accrued interest of $213,655, for the notes at December 31, 2012.

On February 28, 2012, we issued a $50,000 promissory note to a related party. The loan bears interest at 21% and had a maturity date of the earlier of an event of default or August 28, 2012. During December 2012, we amended the note to extend the due date to June 30, 2013. For consideration, the holder was granted a warrant to purchase 125,000 shares of our common stock equal to two and a half times the principal amount of the note amended, exercisable at $0.20 per share.

In March 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of 850,000 and warrants to purchase an aggregate of 2,125,000 were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. During October 2012 we amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 agreed to such amendments were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share.

In August 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of 875,000 and warrants to purchase an aggregate of 1,750,000 were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The Company is not compliant with the repayment terms of the note.

On August 1, 2012, we issued a $60,000 promissory note with an original issue discount of 20%. The promissory note had a maturity date of October 29, 2012. As a financing incentive, the lender received three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The Company is not compliant with the repayment terms of the note.

On August 7, 2012, we issued a $30,000 promissory note with an original issue discount of 20%. The promissory note had a maturity date of November 5, 2012. As a financing incentive, the lender received three-year warrants to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The Company is not compliant with the repayment terms of the note.

On August 22, 2012, we issued a $60,000 promissory note with an original issue discount of 20%. The promissory note had a maturity date of November 20, 2012. As a financing incentive, the lender received three-year warrants vesting to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The Company is not compliant with the repayment terms of the note.

On August 23, 2012, we issued a $30,000 promissory note with an original issue discount of 20%. The promissory note had a maturity date of November 21, 2012. As a financing incentive, the lender received three-year warrants to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. In December 2012, the Company re-paid the note.

In December 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of June 30, 2013. The full amount of the offering was not reached and notes in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 2,000,000 were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share.

Net Cash Flows

For the year ended December 31, 2012, net cash used in operating activities was $3,024,664 as compared to $1,056,345 for the year ended December 31, 2011. The increase of $1,968,319, or 186%, primarily was attributable by increased spending for payroll, operating activities, purchases of inventory, grower deposits for produce and decreases in accrued expense, offset by an increase in accounts payable during the year ended December 31, 2012.

For the year ended December 31, 2012, net cash provided by financing activities was $3,178,158 compared to $1,060,736 for the year ended December 31, 2011. The increase of $2,117,422, or 200%, was primarily related to proceeds from the sales of secured promissory notes.

At December 31, 2012 and 2011, we had 8,042,896 and 2,983,750, and 14,494,340 and 5,862,140, of stock options and common stock purchase warrants outstanding, respectively. The outstanding stock options have an exercise price range from $0.20 to $10.20 per share. The outstanding warrants have an exercise price range from $0.001 per share to $0.50 per share. Accordingly, at December 31, 2012, the outstanding options and warrants represented a total of 22,537,236 shares issuable for a maximum of $7,737,045 if all options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder. There is no assurance that any of these options or any additional warrants will be exercised.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the information on pages F-1 through F-26 at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our management team, under the supervision and with the participation our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on that evaluation, our management team has concluded that the design of our disclosure controls was adequate but, due to lack of resources in our accounting department, the controls with respect to financial disclosure were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls includes the creation of a financial disclosures roll-forward model. This model will be maintained and updated by our staff and management as new business transactions require additional financial disclosures. If and as we obtain additional resources, these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
·	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our are being made only in accordance with authorizations of our management and directors; and
·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

An essential part of internal control is for certain procedures to be properly segregated and the results of their performance are adequately reviewed. This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end, and incompatible duties between functions are not handled by the same person.

We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

In connection with the assessment described above, management determined that, due to our limited number of personnel, there is a lack of segregation of duties and responsibilities with respect to our cash and control over the disbursements related thereto. As a result of this material weakness, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. If and as we obtain additional resources, we intend to augment our internal controls procedures and expand our accounting staff to address this identified material weakness.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15(f) or 15d-15(f) under the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2012, the names, ages and positions of our directors and executive officers are as follows:

Name of Director	Age	Position(s) with our Company

Parker Booth	57	Chief Executive Officer and Director
Barry Brookstein	71	Chief Financial Officer and Director
Michael Rosenthal	69	Chairman of the Board
Mark Klein	39	Director
Chris White	32	Vice President of Global Supply Chain

There is no family relationship between any of our directors or executive officers.

FOR EACH PERSON, LIST ANY OTHER DIRECTORSHIPS HELD WITH PUBLIC COMPANIES.

Parker Booth – Chief Executive Officer and Director. Mr. Booth has been our Chief Executive Officer and a Director of our company since 2008. He has over 30 years of sales and operation experience in the fresh foods and international transportation industries. He brings extensive knowledge to the Organic Alliance team. Most recently, Booth was President of Ace Tomato and Delta PrePack, two companies that farm, ship, repack and market fresh fruits and vegetables. Prior to running Ace Tomato and Delta PrePack, he spent 14 years at Fresh Express, most recently as Vice President Food Service Division. In this position he was responsible for overseeing and directing the company’s foodservice business, which included managing the sales division’s growth and formulating long-range strategic sales plans. During this time, Mr. Booth led the $300 million food service divisions growth through several new product launches for national restaurant chains and broad line distributor markets that resulted in a 30% revenue growth. Mr. Booth has extensive international business and sales experience as a result of his work in Asia, Europe and South America where he was responsible for developing and expanding markets for the use of controlled atmosphere technology. This technology is used in the shipping industry today for the worldwide, long-distance, ocean transport of perishable commodities such as fresh fruits and vegetables.

Barry Brookstein – Chief Financial Officer and Director. Mr. Brookstein joined our company in October 2011 as Chief Financial Officer and has been a Director since February 2012. Mr. Brookstein has been in the practice of public accounting for over 40 years and has served as Chairman and President of Barry M. Brookstein & Associates since 1996. Mr. Brookstein currently serves as Chairman and Chief Executive Officer of Compliance Systems Corporation, and served as Chief Financial Officer and Treasurer since 2002. Mr. Brookstein has served as a director and officer in numerous other companies in the consulting, human resource and retail industries, and as Managing General Partner in real estate and oil and gas limited partnerships. Mr. Brookstein is a graduate of Pace University.

Michael Rosenthal – Director. On August 10, 2009, Michael Rosenthal joined our Board of Directors. Mr. Rosenthal has served as Chairman and President of M.J. Rosenthal and Associates, Inc., an investment and consulting firm, since 1986, and has been Chairman of Skins, Inc. since 2005. He served as Chairman and CEO of Bill Blass New York, a high-end manufacturer of men's and women's clothing, from January 2006 through November 2007, and served as Chairman through November 2008. From 1984 to 1986, Mr. Rosenthal was as a partner and a Managing Director of Wesray Capital Corp, an investment company, and prior to that was Senior Vice President and Managing Director of the Mergers and Acquisitions Department of Donaldson, Lufkin, and Jenrette, Inc., an investment banking firm. Mr. Rosenthal has also served as Chairman, director or Chief Operating Officer to a number of other companies including Wilson Sporting Goods, Northwestern Steel & Wire Company, Western Auto Supply Company and Star Corrugated Box Company, Inc.

Mark Klein – Director. On August 10, 2009, Mark Klein joined our Board of Directors. Mr. Klein has served as President and CEO of both Skins Inc. and Skins Footwear Inc. since 2004. From 2001 to 2004, Mr. Klein served as the Sales Director for ICQ Mobile, the mobile instant messaging division of AOL Time Warner. From 1999 to 2001, he was a senior marketing and sales executive for both Comverse Network Systems (CMVT) and Oraios.com, where he directed, created and implemented sales and marketing initiatives.

Chris White – Vice President of Global Supply Chain. On September 1, 2009, Chris White joined our Company as our Chief Development Officer. On July 3, 2011, Chris White was promoted to Vice President of Global Supply Chain. Mr. White is a food professional with over 10 years of international experience building sustainable certified food production and pioneering models of development and trade. Mr. White is responsible for building our international producer network, developing new Organic and Fair Trade certified foods sources, overseeing our joint-venture agriculture projects and creating innovative media that connects consumers to producing communities. He is the founder and President of Nexchange Organics. He has served as the Vice President of Sustainable Supply at Fairtrasa International and as the National Business Manager at TransFair USA

Board of Directors and Committees

Board Meetings

During calendar 2012, our Board of Directors held no meetings. We expect each of our directors to attend our Annual Meeting every year, unless extenuating circumstances prevent their attendance.

Audit Committee

Currently we have no separately-designated standing audit committee. Our Board of Directors acts as our audit committee, and has determined that our Chairman of the Board, Mike Rosenthal, though not independent of management, is qualified as an audit committee financial expert.

Nominating Committee

We have no separately-designated standing nominating committee, and we have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Director Compensation

In 2012, we did not pay any compensation to our directors in their capacities as such.

Director Independence

Our common stock is traded on the OTCQB of the OTC Marketplace, so we are not subject to any director independence requirements. However, using the definition in NASDAQ Rule 5605(a)(2) for determining director independence (which defines “independent director” as “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director”), two of our current directors, Michael Rosenthal and Mark Klein, would be deemed independent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely upon our review of copies of such forms we have received, and other information available to us:

Michael Rosenthal, a Director our company, did not file any report with respect to warrants to purchase 125,000 shares granted to him in December 2012.

Barry Brookstein, our Chief Financial Officer and a Director of our company, did not file any report with respect to warrants to purchase 1,000,000 shares granted to him in December 2012.

Chris White, our Vice President of Global Supply Chain Development, did not a Form 4 with respect to options to purchase 3,837,719 shares granted to him in October 2012.

Code of Ethics

We have not adopted a Code of Ethics because our focus has been on building our operations and business, and our financial resources are not sufficient enough to justify the expense of preparing, adopting and administering a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2012 for our Chief Executive Officer and each of our other officers whose compensation exceeded $100,000 in 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Parker Booth, Chief Executive Officer	2012	215,904(2)						10,800(1)	226,704
	2011	180,000 (2)		95,736(3)				75,624(4)	351,360
Barry Brookstein, Chief Financial Officer (5)	2012	180,000 (6)			84,728 (7)				164,728
	2011	30,000(6)			70,074 (8)				100,074
Chris White, V.P. of Global Supply Chain	2012	180,000 (9)			317,474 (10)				497,474
	2011	130,384 (9)			1,221,493 (11)				1,351,877

(1)	During 2012, Mr. Booth was paid a salary of $191,250 plus $24,654 which represents a partial catch-up from previous year’s salary. Mr. Booth was not paid during 2011.
(2)	Relates to accrued automobile benefits for $10,800 that was part of Mr. Booth’s October 1, 2008 employment agreement.
(3)	Value of 478,681 shares of our common stock received as compensation.
(4)	Relates to accrued automobile benefits for $10,800 plus $64,824 for value of shares issued to him in connection with the retirement of debt under market value.
(5)	Mr. Brookstein joined our company on November 1, 2011.
(6)	During 2012, Mr. Brookstein earned $180,000 and was paid $67,500. Mr. Brookstein was not paid during 2011
(7)	Value of three year warrant to purchase 312,500 shares of our common stock, exercisable at $0.10 per share, and 1,000,000 shares of our common stock, exercisable at $0.20 per share, received as a financing incentive.
(8)	Value of three year warrant to purchase 687,500 shares of our common stock, exercisable at $0.10 per share, received as a financing incentive.
(9)	During 2012, Mr. White earned $180,000 and was paid $87,890. During 2011, Mr. White earned $130,384 and was paid $23,141.
(10)	Value of 2,950,000 shares of our common stock option received as compensation.
(11)	Value of 3,837,719 shares of our common stock option received as compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards	Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Parker Booth (1)	33,750 (1)	—	—	10.2	September 30, 2013	—	—	—	—

_________________

(1) Mr. Booth was promoted to Chief Executive Officer on December 11, 2009. This award was granted on October 1, 2008, upon joining our company.

Employment/Consulting Agreements.

October 1, 2008 we entered into an employment offer with Mr. Booth as our President, which was effective on November 15, 2008 and provides for an annual salary of $300,000, participation in our annual performance-based incentive plan (PIP) that could increase the compensation up to 50% based on meeting projected strategic outputs and profit objectives to be determined by our Board of Directors, pay the premium on current $300,000 life insurance policy, a $900 per month car allowance and participation in any other benefits that we may offer. The agreement also included a five-year option to purchase 33,750 shares of our stock at $10.20 per share that vested as to one-third of such shares on each of September 30, 2009, 2010, and 2011. We accrued the salary for Mr. Booth beginning on November 15, 2008 through June 1, 2009. Beginning on June 1, 2009, Mr. Booth began receiving his salary. Mr. Booth's salary was reduced to $180,000 a year beginning May 16, 2010. We accrued the salary for Mr. Booth beginning on May 16, 2010 through December 31, 2010. The accrued salary of $446,269 through June 1, 2009 and between June 1, 2010 and December 31, 2012 has not been paid and remains a liability of our company at December 31, 2012.

On July 3, 2011, Chris White entered into an employment agreement with our Company and was promoted to Vice President of Global Supply Chain. Mr. White’s employment agreement provides for an annual salary of $180,000. As part of his agreement, Mr. White was granted a stock option to purchase 2,950,000 shares of our common stock. The option expires in seven years with 1,180,000 shares vesting on July 3, 2011 and 295,000 shares vesting on each of the first six semi-annual anniversaries after such date. The exercise price is $0.20 per share.

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

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the date of filing, there are 18,473,554 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares of our common stock as of such date by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percentage Beneficially Owned
Parker Booth, Chief Executive Officer	5,419,233	(2)	28.9%
Barry Brookstein, Chief Financial Officer and Director	2,000,000	(3)	9.7%
Michael J. Rosenthal, Director	1,772,831	(4)	9.4%
Mark Klein, Director	42,500		0.2%
Chris White c/o Organic Alliance, Inc. 401 Monterey Street, Suite 202 Salinas, CA 939010	4,896,193	(5)	21.1%
Summit Trading [address]	4,169,638		22.3%
Executive Officers and Directors as a group (4 persons)	9,234,564		44.2%

(1)	All shares post 20:1 reverse-split
(2)	This amount includes options to purchase 33,750 shares of common stock.
(3)	Includes 1,000,000 shares of common stock issuable upon the exercise of warrant at $0.10 per share and 1,000,000 shares of common stock issuable upon the exercise of warrant at $0.20 per share by Spirits Management Inc., an entity in which Mr. Brookstein is a 100% shareholder.
(4)	This amount includes 125,000 shares of common stock issuable upon the exercise of warrant currently exercisable at $0.20 per share
(5)	This amount includes options to purchase 4,513,250 shares of common stock.

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 17, 2011, we entered into a $400,000 convertible multi-draw term loan facility with an entity owned by Barry Brookstein, our Chief Financial Officer. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. At the time of any new debt or equity financing by our company, the note balance of principal and interest may be converted into the securities issued in the financing. In addition, the lender received a three-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $.10 per share. In 2012, the note was amended to remove the conversion right and to extend the due date to June 30, 2012, and the warrant was amended to remove certain anti-dilution provisions. In consideration for such amendment, we granted the lender a warrant to purchase 1,000,000 shares of our common stock, exercisable at $0.20 per share. As of June 3, 2013, we have been advanced $400,000 on the loan.

On February 28, 2012, we issued a $50,000 promissory note to a related party. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012. During December 2012, we amended the note to extend the due date to June 30, 2013. For consideration, the holder was granted a warrant to purchase 125,000 shares of our common stock equal to two and a half times the principal amount of the note amended, exercisable at $0.20 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Marcum LLP, our principal accountant, for professional services rendered during the years ended December 31, 2012 and 2011 are set forth in the table below:

Fee Category	Year ended December 31, 2012	Year ended December 31, 2011

Audit fees (1)	$111,000	$80,000
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total fees	$111,000	$80,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services were reviewed and approved by our board of directors before such services were rendered.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Number	Exhibit
3.1	Articles of Incorporation[1]
3.2	Bylaws[1]
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 1 Filed with our Form S-1 filed on August 8, 2008, and incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC ALLIANCE, INC.

Date: June 3, 2013	By: /s/ Parker Booth

Parker Booth
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 3, 2013	By: /s/ Barry Brookstein

Barry Brookstein
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Parker Booth		June 3, 2013
Parker Booth	Chief Executive Officer and Director

/s/ Barry Brookstein		June 3, 2013
Barry Brookstein	Chief Financial Officer and Director

/s/ Michael Rosenthal		June 3, 2013
Michael Rosenthal	Director

/s/ Mark Klein		June 3, 2013
Mark Klein	Director

Organic Alliance Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Organic Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Organic Alliance, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Alliance, Inc., as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

New York, NY

June 3, 2013

Organic Alliance Inc.
Consolidated Balance Sheet
	As December 31,
	2012	2011

Assets
Current assets:
Cash	$159,346	$5,852
Accounts receivable, net	211,288	128,886
Inventory	139,888	—
Prepaid expenses and other current assets	98,074	23,527
Total current assets	608,596	158,265

Total Assets	$608,596	$158,265

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$993,240	$1,179,753
Due to factor	213,778	82,087
Accrued expenses and other current liabilities	1,734,863	2,001,427
Derivative liabilities	432,030	155,813
Notes payable to related parties and others, net of discounts	3,936,955	1,128,549
Total current liabilities	7,310,866	4,547,629

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value;
10,000,000 shares authorized; -0- shares issued
and outstanding as of December 31, 2012 and December 31, 2011	—	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 17,795,376 and 11,032,593 shares issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	1,780	1,103
Additional paid-in capital	13,872,597	9,064,265
Accumulated deficit	(20,576,647)	(13,454,732)
Total stockholders' deficiency	(6,702,270)	(4,389,364)

Total Liabilities and Stockholders' Deficiency	$608,596	$158,265

The accompanying notes are an integral part of these consolidated financial statements.

Organic Alliance Inc.
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2012	December 31, 2011

Revenue	$1,855,391	$1,004,176
Cost of sales	1,611,686	984,248

Gross margin	243,705	19,928

General and administrative expenses	3,204,403	2,694,313

Operating loss	(2,960,698)	(2,674,385)

Other expense (income) :
Interest expense	2,268,862	602,756
Change in fair value of derivative liability	1,892,355	(219,210)
Total other expense (income)	4,161,217	383,546

Net loss	$(7,121,915)	$(3,057,931)

Basic and diluted loss per share	$(0.41)	$(0.25)

Weighted average number of common
shares outstanding - basic and diluted	17,479,841	12,267,539

The accompanying notes are an integral part of these consolidated financial statements.

Organic Alliance Inc.
Consolidated Statement of Stockholders' Deficiency

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2010	2,859,475	$286	$7,267,666	$(10,396,801)	$(3,128,849)

Issuance of common stock for services	2,782,044	279	743,946		744,225
Issuance of common stock to retire debt of related parties and other	4,823,217	482	274,026		274,508
Conversion of notes payable into shares of common stock	642,857	64	24,936		25,000
Reclassification of derivative liability to equity upon conversion of note			66,836		66,836
Discount on conversion option			162,942		162,942
Share-based compensation	-		523,905		523,905
Cancellation of common stock	(75,000)	(8)	8		-

Net loss	-			(3,057,931)	(3,057,931)

Balance at December 31, 2011	11,032,593	$1,103	$9,064,265	$(13,454,732)	$(4,389,364)

Issuance of common stock for services	3,623,708	362	1,193,589		1,193,951
Conversion of notes payable into shares of common stock	1,570,679	158	75,473		75,631
Issuance of common stock upon exercise of warrants	1,568,396	157	(27,504)		(27,347)
Reclassification of derivative liability to equity upon conversion of note			1,787,542		1,787,542
Reclassification of derivative liability to equity upon amendments			1,152,144		1,152,144
Discount on shares issued for notes payable			296,405		296,405
Share-based compensation	-	-	330,683		330,683

Net loss				(7,121,915)	(7,121,915)

Balance at December 31, 2012	17,795,376	$1,780	$13,872,597	$(20,576,647)	$(6,702,270)

The accompanying notes are an integral part of these consolidated financial statements.

Organic Alliance Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net loss	$(7,121,915)	$(3,057,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	464,210	750,225
Share-based compensation	330,683	523,905
Non-cash interest	82,470	106,708
Change in fair value of derivative liability	1,892,355	(219,210)
Provision for doubtful accounts	4,500	24,961
Amortization on discount of note payable	1,383,551	309,999
Changes in operating assets and liabilities:
Accounts receivable	(86,902)	(105,249)
Inventory	(139,888)	-
Prepaid expenses and other current assets	(74,547)	(16,896)
Accounts payable	(186,513)	(408,362)
Accrued expenses and other current liabilities	427,332	1,035,505
Net cash used in operating activities	(3,024,664)	(1,056,345)

Cash flows from financing activities
Proceeds from notes and loans payable	3,080,000	1,024,704
Proceeds from issuance of common stock	6,250	-
Principal payments on note payable	(39,783)	(46,055)
Due to factor - net of repayment	131,691	82,087
Net cash provided by financing activities	3,178,158	1,060,736

Net increase in cash	153,494	4,391
Cash - beginning of the year	5,852	1,461
Cash - end of the year	$159,346	$5,852

Supplemental disclosures:
Interest paid	$802,841	$111,643

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$1,627,950	$413,274

Reclassification of derivative liabilities upon conversion of note	$2,939,686	$66,836

Common stock to be issued	$27,347	$-

Issuance of common stock to settle notes payable	$-	$274,507

Issuance of common stock to convert notes payable	$75,631	$25,000

Issuance of common stock to settle liability	$1,146,701	$-

The accompanying notes are an integral part of these consolidated financial statements.

Organic Alliance Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND OTHER MATTERS

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

Use of Estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly sensitive to change in the near term include, but are not limited to, realization of deferred tax assets, allowance for doubtful accounts, and assumptions used in derivative valuations and share based payment transactions. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of Organic Alliance, Inc. and its wholly-owned subsidiary, Organic Texas, Inc. (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $5,000 and $77,969 at December 31, 2012 and December 31, 2011, respectively.

In addition, the Company factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 3% to 5% depending on the actual timing of the collection. The actual recognition and amount of such fees may differ from the estimates depending upon the timing of collections.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce the Company purchases from growers ($41,547) and packaging materials ($98,341). The Company held $139,888 and $0 of inventory as of December 31, 2012 and December 31, 2011, respectively.

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

For the Black-Scholes pricing model, which approximates the binomial lattice model, the Company used the following assumptions and weighted average fair value ranges for the years ended December 31:

	2012	2011
Risk-free interest rate	0.17% - 0.71%	0.06% - 0.30%
Dividend yield	N/A	N/A
Expected volatility	37.1%-54.7%	32.4% – 42.8%
Expected life in months and years	3 months – 48 months	9 months – 2 years

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the year ended December 31:

	2012	2011
Risk-free interest rate	0.14% - 0.34%	0.01%-2.00%
Dividend yield	N/A	N/A
Expected volatility	31.6%-56.0%	33.4% - 57.5%
Expected life in months and years	3 months – 4.3 years	1 month - 5 years

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the years ended December 31, 2012, and 2011:

	2012	2011
Risk-free interest rate	0.32% - 2.54%	0.39% - 2.54%
Dividend yield	N/A	N/A
Expected volatility	35.7% - 50.2%	50.2% - 57.7%
Expected life in years	2.5 - 7	3 – 7

Concentrations

·	Credit Risk - The Company maintains cash balances at various high quality federally insured financial institutions, with balances at times, in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose a minimum credit risk. The Company has not experienced any losses in such accounts.
·	Major customers - The Company has two major customers, which accounted for approximately 25% and 22% of sales for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, the total sales comprised of customer A 14%, customer B 11% compared to the year ended December 31, 2011, comprised of customer C 12% and customer D 10%. The loss of any of these customers could adversely affect the Company's operations.
·	Major receivables - The Company has four major receivables at December 31, 2012 comprised of customer E 20%, customer F 17%, customer G 15% and customer H 13% compared to three major receivables at December 31, 2011, comprised of customer I 36%, customer C 33% and customer J 13%.
·	Major suppliers - The Company has two and four major suppliers, which accounted for approximately 44% and 54% of purchases for the years ended December 31, 2012 and 2011, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of warrants to purchase 1,100,000 and 2,795,538 shares of the Company’s common stock as of December 31, 2012 and 2011, respectively, exercisable at $0.01. These warrants have been included in computing the basic net loss per share for the years ended December 31, 2012 and 2011. Additionally, included in the Company’s weighted average shares outstanding are 234,367 and 3,529,897 shares earned, but not issued, as at December 31, 2012 and 2011, respectively.

Total common stock equivalents which were excluded (since their inclusion would be anti-dilutive) are those shares issuable upon the exercise of warrants, options and the conversion of convertible notes, as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Options	8,042,896	2,983,750
Warrants	14,494,340	3,066,602
Convertible notes	3,790,800	5,446,125
Total Common stock equivalents	26,328,036	11,496,477

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.	GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2012, the Company had limited cash, a working capital deficit of approximately $6,702,000, accumulated losses of approximately $20,577,000 since its inception, and has withheld $286,027 of payroll tax liabilities including penalties and interest from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. The Company’s accounts receivable are pledged per a factoring agreement. At December 31, 2012, the Company was not compliant with the repayments terms of various notes payable for an aggregate of approximately $1,292,000 including accrued interest. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and increasing its revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011. The agreement is continuing on a month to month basis. The financial services company commenced funding during February 2011. The financial services company advances up to 80% of qualified customer invoices, less applicable discount fees, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to the Company. The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% daily for funds outstanding over 30 days. Uncollectable customer invoices are charged back to us. At December 31, 2012 the advances from the factor, inclusive of fees, amounted to $266,506 which was offset against due from factor of $52,728. Advances from the factor are collateralized by substantially all assets of the Company.

5.	INCOME TAXES

The income tax provision (benefit) consists of the following:

	December 31,
	2012	2011
Federal
Current	$0	$0
Deferred	(2,394,782)	(716,557))

State and local
Current	—	—
Deferred	(639,726)	(209,586)
	(3,034,508)	(926,143)
Change in valuation allowance	3,034,508	926,143
Income tax provision (benefit)	$0	$0

The provision (benefit) for income taxes using the federal statutory rate as compared to the Company’s effective rate is as follows:

	December 31,
	2012	2011

U.S. Statutory federal rate	(34.00)%	(34.00)	.%
State income tax, net of federal benefits	(5.80)	(5.80)
Other permanent differences	2.40	1.00
Section 382 impairment	0.00	8.50
Bad Debt Deferred True Up	(0.10)	0.00
Accrued Compensation	(6.30)	0.00
Deferred True Up
Change in valuation allowance	43.80	30.30
Income tax provision (benefit)	0.00	0.00

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2012	2011
Share based compensation	$3,359,742	$2,979,541
Start-up costs	255,673	278,233
Federal net operating loss carryovers	2,837,275	1,165,428
State net operating loss carryovers	803,497	326,664
Bad debt reserve	1,992	19,554
Related party interest expense	10,948	10,948
Accrued compensation	557,303	15,781
Charitable contributions	4,227	0
Derivative liability	16,745	60,108

Total deferred tax assets	7,847,402	4,856.257
Less: valuation allowance	(7,830,657)	(4,796,149)
Deferred tax asset, net of valuation allowance	16,745	60,108

Deferred tax liabilities
Discount on convertible debt	(16,745)	(60,108)
Total deferred tax liabilities	(16,745)	(60,108)
Net deferred tax asset (liabilities)	$0	$0

As of December 31, 2012 and 2011, the Company had approximately $8,340,000 and $3,430,000, respectively, of U.S. federal net operating loss carryovers (“NOL’s”). As of December 31, 2012 and 2011, the Company had approximately $9,090,000 and $3,700,000 of state NOL’s, respectively. These net operating losses which, if not utilized, begin to expire in 2028. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryovers may be subject to an annual limitation in the event of a change of control.

The Company has conducted a preliminary Section 382 analysis and has determined that there was a change of ownership on February 23, 2011 when the Company issued shares of the Company’s common stock to settle notes payable with an executive officer and a director. The Company’s NOLs through the date of ownership change are subject to an annual limitation of $116,571. The Company has not filed its federal and state tax returns since December 31, 2008 and therefore, the NOL’s for periods subsequent to 2008 will not be available to offset future taxable income until the tax returns are filed with the respective federal and state tax authorities.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a valuation allowance of $7,830,657 and $4,796,149 at December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 and 2011, the change in the valuation allowance was 3,034,508 and 926,143, respectively.

As of December 31, 2012 and 2011, no liability for unrecognized tax benefits was required to be reported.

The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2012 and 2011.

The Company files U.S. federal and state income tax returns in California. These tax returns are subject to examination by tax authorities for years beginning in December 31, 2008.

6.	PREFERRED STOCK

The Company’s articles of incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as are determined by The Company’s Board of Directors. At December 31, 2012 and 2011, no shares of preferred stock were issued or outstanding.

In August 2010, the Company signed a one year consulting agreement with a consultant to provide investor and public relation services. The consultant’s compensation includes convertible preferred stock which, at the final determination date, will be converted into shares of the Company’s common stock equivalent to 25% of outstanding common shares, as defined in the agreement. The consultant elected to receive the common stock equivalent directly as compensation. The Company calculated the fair value of the award to be $868,724 or 4,169,638 shares of common stock. The Company accrued $506,680 of stock-based compensation for these services during the year ended December 31, 2011, which has been included in accrued expenses and other current liabilities. During March 2011, 695,930 shares of common stock valued at $173,982 were issued to the consultant for the settlement of a portion of the accrued compensation, with the remaining 3,473,708 shares of common stock valued at $694,742. The 3,473,708 shares of common stock were issued to the consultant on July 23, 2012 and valued at $0.33 per share, according to the closing price from NASDAQ.com. The final valuation resulted in $451,581 recorded as an additional component of stock-based compensation expense in the accompanying consolidated statement of operations.

7.	EQUITY TRANSACTIONS

During April 2010, the Company issued 25,000 shares of common stock to a consultant for investor relations services to be provided over a one year term beginning April 18, 2010. The fair value of the award on the date of issuance was $20,000 and was amortized ratably over a one year term. The Company recorded a charge of $6,000 for the year ended December 31, 2011.

On February 14, 2011, the Company executed a 20:1 reverse split and decreased the number of authorized shares of common stock from 2 billion shares to 100 million shares.

During February 2011, the Company issued to Alicia Kriese, former director and Mark Klein, director, in the aggregate 50,000 shares of common stock for services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $17,000 for the year ended December 31, 2011.

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

During July 2012, the Company issued 150,000 shares of common stock to a consultant for public and investor relation services. The shares were valued at $0.315 per share and accordingly, the Company recorded a charge for stock based compensation of $47,235 for the year ended December 31, 2012.

During July 2012, the Company issued 3,473,708 shares of common stock to a consultant for investor and public relation services. These shares were earned in August 2010.

The 3,473,708 shares of common stock were valued at $0.33 per share, according to the closing price from NASDAQ.com. The final valuation resulted in $451,581 recorded as an additional component of stock-based compensation expense in the accompanying consolidated statement of operations.

During August 2012, a banker that provides investment banking services to the Company exercised a warrant for 899,672 shares of our common stock, at an exercise price of $0.10, on a cashless basis. The Company issued 747,185 shares of common stock based on the market value of $0.59 per share on the date of exercise.

During October 2012, a group of five investors exercised warrants from the Company’s March 2012 offering of secured promissory notes into 821,211 shares of our common stock, at the exercise price of $0.10 per share, on a cashless basis. The shares were issued in December 2012.

During October and November 2012, a group of five investors exercised warrants from the Company’s March 2012 offering of secured promissory notes into 115,678 shares of our common stock, at the exercise price of $0.10 per share, on a cashless basis. The shares were issued in January 2013.

During November 2012, an investor converted a warrant from the Company’s March 2012 offering of secured promissory notes into 62,500 shares of our common stock, at the exercise price of $0.10 per share. The shares were issued in February 2013.

8. NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and others, net of discounts consists of the following:

	December 31,	December 31,
	2012	2011

Notes Payable (net of debt discount of $133,827 at December 31, 2012 and $63,114 at December 31, 2011) (A)	$2,512,753	$551,978
Notes Payable – Related Parties (net of debt discount of $47,673 at December 31, 2012 and $50,053 at December 31, 2011) (B)	509,696	348,130
Convertible Notes Payable (net of debt discount of $217,535 at December 31, 2012 and $41,469 at December 31, 2011) (C)	914,506	228,441
Total	$3,936,955	$1,128,549

(A)	Notes Payable

i.	In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum. As a financing incentive, the individual received a warrant to purchase 20,000 shares of the Company’s common stock at $1.00 per share. The warrants expired in November 2011. The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrant of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $23,046 and $21,846 at December 31, 2012 and 2011, respectively. The Company is not compliant with the repayment terms of the note.

ii.	On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and has a stated interest rate of 15% per annum. As a financing incentive, the lender received a three-year warrant vesting on January 31, 2011, to purchase 452,354 shares of common stock at an exercise price of $0.01 per share, and also received a five-year warrant, vesting on June 30, 2011, to purchase 452,354 shares at an exercise price of $0.01 per share. The gross proceeds from the sale of the note of $500,000 were recorded net of a discount of $137,703. The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $63,114 and $74,589 for the years ended December 31, 2012 and 2011, respectively, and is included as a component of interest expense in the accompanying consolidated statement of operations. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that deferred payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of default. The unpaid balance, including accrued interest, was $698,534 and $593,247 at December 31, 2012 and 2011, respectively.

During December 2012 the Company amended the note to extend the due date to June 30, 2013. For executing the agreement, the holder was granted a three-year warrant to purchase 438,144 shares of the Company’s common stock, at an exercise price of $0.18 per share. In addition, the amendment set the warrant expiration date at April 28th 2016 for both the three-year and the five-year warrants issued with the original note. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a less than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the new three-year warrants of $39,798 was expensed on the date of the amendment.

iii.	On August 1, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 31, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $11,088. The debt discount consisted of $11,088 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $11,088 for the year ended December 31, 2012, and is included as a component of interest expense in the accompanying consolidated statement of operations. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 1, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $60,000 at December 31, 2012. The Company is not compliant with the repayment terms of the note.

iv.	On August 7, 2012, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 6, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $3,406. The debt discount consisted of $3,406 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $3,406 for the year ended December 31, 2012, and is included as a component of interest expense in the accompanying consolidated statement of operations. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 7, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $30,000 at December 31, 2012. The Company is not compliant with the repayment terms of the note.

v.	On August 22, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 21, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $9,495. The debt discount consisted of $9,495 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $9,495 for the year ended December 31, 2012, and is included as a component of interest expense in the accompanying consolidated statement of operations. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 22, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $60,000 at December 31, 2012. The Company is not compliant with the repayment terms of the note.

vi.	On August 23, 2012, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 22, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $4,038. The debt discount consisted of $4,038 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $4,038 for the year ended December 31, 2012, and is included as a component of interest expense in the accompanying consolidated statement of operations. The note was repaid in full on December 14, 2012.

i.	In December 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of June 30, 2013. Notes in the aggregate principal amount of 1,000,000 and warrants to purchase an aggregate of 2,000,000 were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The fair value of the three-year warrants issued in connection with the notes on the date of issuance aggregated $32,202, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $3,944 for the year ended December 31, 2012. The unpaid balance on the notes was $1,000,000 at December 31, 2012.

(B)	Notes Payable – Related Parties

i.	In September 2008, Earnest Mathis, a former shareholder, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum. The promissory note matured on September 13, 2009. The unpaid balance, including accrued interest, was $21,446 and $19,942 at December 31, 2012 and 2011, respectively. The Company is not compliant with the repayment terms of the note.

ii.	In November 2009 and February 2010, Morrison Partners, LLC (an affiliate of Thomas Morrison, former CEO and Chairman of the Board of Directors of the Company), advanced to the Company $10,000 and $15,000, respectively. The advances are evidenced by promissory notes bearing interest at 5% per annum. The November advance provides for the issuance of 2,770 shares of the Company’s common stock as a financing incentive. The Company recorded a debt discount of $2,935 for the relative fair value of the common stock. The discount was accreted over the life of the note.

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $28,726 and $27,472 at December 31, 2012 and, 2011, respectively. The shares have not been issued to Morrison Partners, LLC, and the Company is not in compliance with the repayment terms of the notes.

iii.	During March, 2010 through October 2011, an employee of the Company loaned to us $65,958, of which $16,000 and $49,958 was advanced during 2011 and 2010, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010 and $8,000 during April 2012. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance, including accrued interest, was $54,550 and $59,974 at December 31, 2012 and 2011, respectively.

iv.	On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility with an entity owned by a related party. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. The Company has not made a note payment and is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the loan balance, including principal and interest, may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing. In addition, with each drawdown the related party received a three-year warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal loaned at such time, up to 1,000,000 shares in the aggregate for all drawdowns. Each warrant has an exercise price of $0.10 per share, is vested upon issuance, and expires on October 17, 2014. The Company received $125,000 and $275,000 in gross proceeds during the years ended December 31, 2012 and December 31, 2011, respectively. The Company issued warrants to purchase an aggregate of 312,500 and 687,500 shares of the Company’s common stock during the years ended December 31, 2012 and December 31, 2011, respectively. The unpaid balance of the loan, including accrued interest, was $400,000 and $283,993 at December 31, 2012 and 2011, respectively.

The conversion price of the outstanding loan amounts was not fixed and determinable on the date of issuance and, as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option on the date of issuance was valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the three-year warrants on the date of issuance aggregated $105,363, and was recorded as debt discount. The debt discount was fully amortized through the term of the loan and amounted to $85,342 and $20,021 for the years ended December 31, 2012 and 2011, respectively.

During December 2012 the Company amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. For executing the agreement, the holder was granted a three-year warrant to purchase 1,000,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $49,439 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $3,944 for the year ended December 31, 2012.

v.	On February 28, 2012, Michael Rosenthal, Chairman of the Company’s Board of Directors, advanced the Company $50,000. The advance is evidenced by a promissory note bearing interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012. In addition, Mr. Rosenthal received a three-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company recorded a debt discount of $7,997 to the face value of the note based upon the fair values of the warrants. The discount was being accreted over the life of the note which amounted to $7,997 for the year ended December 31, 2012 and is included as a component of interest expense in the accompanying consolidated statement of operations. The unpaid balance, including accrued interest, was $52,647 at December 31, 2012.

During December 2012 the Company amended the note to extend the due date to June 30, 2013. For executing the agreement, the holder was granted a three-year warrant to purchase 125,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $6,180 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $882 for the year ended December 31, 2012.

(C)	Convertible Notes Payable

i.	On July 14, 2010, the Company issued a $52,380 convertible promissory note with a maturity date of September 13, 2012, and with an interest rate of 20% per annum. The note can be converted into the Company’s common stock by the holder based on a variable conversion price. The variable conversion price is defined in the note as 45% multiplied by the average of the five lowest intraday prices for the Company’s stock during the 20 trading days prior to the date of conversion. The total conversion may not exceed 4.99% of the Company’s common stock issued and outstanding. In addition, the Company placed 250,000 shares of the Company’s common stock in escrow to secure our conversion obligations under the note. During September 2010, the lender converted $7,500 of the debt into 75,758 shares of the Company’s common stock for $0.099 per share. During December 2010, the lender converted $7,500 of the debt into 53,419 shares of the Company’s common stock for $0.14 per share. During March 2011, the lender converted $5,000 of the debt to 198,413 shares of the Company’s common stock for $0.0252 per share. During September 2011, the lender converted $20,000 of the debt to 444,444 shares of the Company’s common stock for $0.045 per share. During March 2012, the lender converted the remaining principle amount of $12,380 into 305,679 shares of the Company’s common stock for $0.0405 per share. On September 28, 2012, the Company paid the remaining outstanding interest of $9,526 to fully satisfy the promissory note.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option of the note on the date of issuance were valued using the Black-Scholes pricing model, which approximates the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option in connection with the note on the date of issuance aggregated $52,380, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $18,552 and $26,190 for the years ended December 31, 2012 and 2011, respectively.

ii.	On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011. The holder, at any time, may convert the promissory note into shares of the Company’s common stock at $0.05 per share. The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note and amounted to $1,333 for the year ended December 31, 2011. The unpaid balance, including accrued interest, was $9,164 and $8,683 at December 31, 2012 and 2011, respectively. The Company is not compliant with the repayment terms of the note.

iii.	On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting April 28, 2011, to purchase 705,882 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has not made a note payment, and the Company received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company’s closing a debt or equity financing of $600,000 or more. The unpaid balance on the note was $70,588 at December 31, 2012 and December 31, 2011.

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

During December 2012 the Company amended the note to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. For executing the agreement, the holder was granted a three-year warrant to purchase 61,856 shares of the Company’s common stock, exercisable at $0.18 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a less than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the new three-year warrants of $4,923 was expensed on the date of the amendment.

iv.	On June 15, 2011, the Company issued a $57,500 convertible promissory note with an original issue discount of 15%. The convertible promissory note had a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) June 14, 2012. The note may be converted into the Company’s common stock by the holder at $0.05 per share. The Company received a waiver from the lender on September 1, 2011 that waives the provision for payment upon the Company’s closing a debt or equity financing of $600,000 or more. As a financing incentive, the lender received a five-year warrant, vesting June 15, 2011, to purchase 575,000 shares of the Company’s common stock at an exercise price of $0.25 per share. On October 10, 2012, the note was converted into 1,265,000 shares of the Company’s common stock to fully pay off the promissory note.

The conversion price of the note and five-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $50,000, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $22,917 and $27,083 for the years ended December 31 2012 and 2011, respectively.

v.	On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting July 15, 2011, to purchase 1,098,220 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company repaid $1,783 during 2012. The unpaid balance was $109,789 at December 31, 2012 and 2011. The Company is not compliant with the repayment terms of the note.

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

vi.	In March 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares the Company’s common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. Notes in the aggregate principal amount of 850,000 and warrants to purchase an aggregate of 2,125,000 were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of the Company’s common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. The unpaid balance on the notes was $850,000 at December 31, 2012. The Company is not compliant with of the repayment terms of the note for an aggregate of $75,000.

vii.	The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $789,073, and were recorded as debt discount. The debt discount was fully amortized through the term of the notes and amounted to $789,073 for the year ended December 31, 2012.

During October 2012 the Company amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 agreed to such amendments and were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share.

The Company evaluated the change in cash flows in connection with the October amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $140,759 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $35,190 for the year ended December 31, 2012.

viii.	In August 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. During year ended December 31, 2012, notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of the Company’s common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The unpaid balance on the notes was $875,000 at December 31, 2012. The Company is not compliant with the repayment terms of the note.

 The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $499,186, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $281,651 for the year ended December 31, 2012.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and December 31, 2011, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
December 31, 2012	$—	$—	$432,030	$432,030
December 31, 2011	$—	$—	$155,813	$155,813

The 2012 and 2011 derivative liabilities are measured at fair value using the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

10. STOCK OPTIONS AND WARRANTS

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

On April 24, 2012, in conjunction with Roger Zardo’s employment as the Company’s Director of National Procurement, the Company granted Mr. Zardo a three-year option to purchase 325,000 shares of the Company’s common stock at $0.25 per share. The option vested as to 100,000 on the date of grant, vested as to 75,000 shares on each of the first two anniversaries of the grant date, and vested as to 75,000 shares on November 28, 2014. The fair value of the option was approximately $18,400. During March 2013, Mr. Zardo resigned from the Company.

On May 18, 2012, in conjunction with Jack Connelly’s employment as the Company’s Director of National Sales, the Company granted Mr. Connelly a three-year option to purchase 500,000 shares of the Company’s common stock at $0.25 per share. The option vests as to 100,000 on the date of grant, vests as to 134,000 shares on each of the first two anniversaries of the grant date, and vests as to the final 132,000 shares on November 29, 2014. The fair value of the option was approximately $33,900.

On August 31, 2012, in conjunction with George Borzilleri’s employment as the Company’s Manager, National Retail Sales, the Company granted Mr. Borzilleri a three-year option to purchase 396,427 shares of the Company’s common stock at $0.35 per share. The option vests as to 135,714 shares on the date of grant, vests as to 86,904 shares on each of the first two anniversaries of the grant date, and vests as to the final 86,905 shares on March 6, 2015. The fair value of the option was approximately $102,524.

On October 5, 2012, Chris White, the Company’s Vice President of Global Supply was granted a seven year non-qualified stock option to purchase 3,837,719 shares of the Company’s common stock at $0.62 per share. The fair value of the option was $1,221,493. The option vests as follows:

·	750,000 shares vest immediately.
·	750,000 shares vest upon receipt of certificates issued by IMO Control (Institute for Marker Ecology) certifying compliance with IMO Controls ‘For Life’ Fair Trade standards for three key Company suppliers.
·	750,000 shares vest upon the launch by Mr. White of an internal “alpha” demonstration website that contains certain functionality.
·	198,250 shares vest on each of the next 8 quarter dates starting January 6, 2013 through October 6, 2014. The final quarterly vesting will be 199,969 shares.

The Company recognized stock based compensation expense included in general and administrative expenses on the consolidated statement of operations of $284,887 for the year ended December 31, 2012 for these awards.

Options Summary:

A summary of option activity during the years ended December 31, 2012 and 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2010	33,750	$10.20	3.88	$—
Granted	2,950,000	0.20	7.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2011	2,983,750	0.31	4.00	—
Granted	6,559,146	0.46	3.55	—
Exercised	—	—	—	—
Forfeited	(1,500,000)	0.20	—	—
Balance at December 31, 2012	8,042,896	$0.45	3.47	$88,500

Exercisable at December 31, 2012	4,389,464	$0.30	3.47	$53,100

The Company expects to amortize the remaining stock based compensation expense of approximately $1,350,000 over the life of the options.

Common Stock Warrants

Warrant transactions during the years ended December 31, 2012 and 2011 are as follows:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2010	394,858	$15.2
Granted	5,787,290	0.12
Exercised	—	—
Forfeited	(320,008)	18.81
Balance, December 31, 2011	5,862,140	$0.12
Granted	10,775,000	0.34
Exercised	(2,039,735)	0.10
Forfeited	(103,064)	0.10
Balance, December 31, 2012	14,494,341	$0.28	2.75	$1,009,212

Exercisable, December 31, 2012	14,494,341	$0.28	2.75	$1,009,212

The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.23 per share as of December 31, 2012, and the exercise price of the warrants.

The following table presents information related to warrants at December 31, 2012:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.01	452,354	3.08	452,354
0.10	692,802	3.13	692,802
0.25	705,882	3.33	705,882
0.25	575,000	3.46	575,000
0.01	452,355	3.50	452,355
0.25	1,098,220	3.54	1,098,220
0.001	195,291	1.75	195,291
0.10	1,000,000	1.88	1,000,000
0.10	125,000	2.17	125,000
0.25	300,000	2.17	300,000
0.10	1,197,437	2.21	1,197,437
0.50	50,000	2.58	50,000
0.50	25,000	2.58	25,000
0.50	50,000	2.67	50,000
0.50	25,000	2.67	25,000
0.25	250,000	2.50	250,000
0.50	1,870,000	2.67	1,870,000
0.50	55,000	2.75	55,000
0.50	1,550,000	2.83	1,550,000
0.50	1,125,000	2.92	1,125,000
0.50	1,000,000	2.92	1,000,000
0.25	1,200,000	3.00	1,200,000
0.50	500,000	3.00	500,000
	14,494,341	2.75	14,494,341

11.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16 month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for a $6,250 monthly fee. This contract expired on October 31, 2009 and was not renewed. As of December 31, 2012 and 2011, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the consolidated balance sheets.

Employee Warrants

On February 29, 2012, an employee was granted a three year warrant to purchase 300,000 shares of the Company’s common stock for services rendered. The warrant vested upon grant, and was exercisable at $0.25 per share. The Company recorded a charge for $6,149 to stock based compensation for the year ended December 31, 2012.

12.	COMMITMENTS AND CONTINGENCIES

Agreements

On September 27, 2010 the Company signed an agreement for investment banking services, including financings and business combinations. The compensation to the banker includes a flat fee plus other compensation as defined in the agreement. The agreement included a grant of a three-year warrant to purchase 74,850 shares of the Company’s common stock at an exercise price of $0.001 per share. The fair value of the award was $19,443 and is amortized over the term of the agreement. Accordingly, the Company recorded a stock based compensation charge of $14,422 for the year ended December 31, 2011. In August, 2011, the warrant was cancelled and replaced with a new warrant for 899,672 shares of the Company’s common stock, at an exercise price of $0.10 per share. This warrant was fully exercised during July 2012. In September 2011, the Company issued to the banker an additional three-year warrant to purchase 195,291 shares of the Company’s common stock, exercisable at $0.001 per share.

In 2010, the Company granted its corporate law firm a warrant to purchase 460,821 shares of the Company’s common stock, exercisable at $.01 per share. That warrant was cancelled and, in August, 2011, the Company granted its corporate law firm a five-year warrant to purchase 692,802 shares of the Company’s common stock at an exercise price of $0.10 per share.

During October 2012 we leased approximately 1,641 square feet of office space located at 2030 Addison Street, Berkeley, CA for approximately $4,200 per month under 29month agreement with rental payments commencing on January 1, 2013. The rental fee escalates to approximately $4,350 on April 1, 2013 and approximately $4,500 on April 1, 2014.

Future minimum lease payments under all operating leases as of December 31, 2012 are approximately as follows:

Year Ending December 31,	Amount
2013	$ 51,817
2014	53,371
2015	13,441

Total	$ 118,629

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

During 2010, the Company was served with a lawsuit for the Company’s past due liabilities. The lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and OAI has been making payments to the plaintiff. OAI was dismissed from the action and signed a confession of judgment. Over half of the past due amount has been paid with a balance of approximately $21,000 remaining.

13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2012	December 31, 2011
Due to consultant (Note 11)	$100,000	$100,000
Accrued consulting fees (Note 6)	-0-	694,742
Payroll and payroll taxes payable (A)	1,399,049	1,131,572
Other accrued liabilities	235,814	75,113
	$1,734,863	$2,001,427

(A)

As of December 31, 2012 and December 31, 2011, the Company has unpaid payroll taxes including penalties and interest of  $286,027 and $220,300, respectively, which have yet to be remitted to the taxing authorities and returns have yet to be filed.

14.	SUBSEQUENT EVENTS

During March 2013, the Company issued 500,000 shares of the Company’s common stock to a consultant for investor and public relations services. The shares were valued at $0.11 per share or $55,000.

During May 2013, the Company issued a $30,000 promissory note with an original issue discount of 20%.  The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 5, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.10 per share.

During May 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due on August 13, 2013 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the average closing price of the stock for the twenty-five (25) business days preceding the conversion notice. The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance was valued using the binomial lattice options pricing model and recorded as a derivative liability.  As of June 3, 2013, the Company has been advanced $25,000 on this note.