Form 10-Q
period 2013-03-31
Organic Alliance, Inc.
filed 2013-06-25
CIK 1442634

H

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 25, 2013
Common stock, $0.0001 par value	18,473,554

ORGANIC ALLIANCE, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	F-1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	F-2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-4
ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4.	CONTROLS AND PROCEDURES	10
PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Organic Alliance Inc.
Condensed Consolidated Balance Sheet
	As December 31,
	March 31, 2013	December 31, 2012

Assets
Current assets:
Cash	$-	$159,346
Accounts receivable, net	189,023	211,288
Inventory	76,321	139,888
Prepaid expenses and other current assets	128,366	98,074
Total current assets	393,710	608,596

Total Assets	$393,710	$608,596

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,361,336	$993,240
Due to factor	254,394	213,778
Accrued expenses and other current liabilities	1,670,026	1,734,863
Derivative liabilities	219,330	432,030
Notes payable to related parties and others, net of discounts	4,424,573	3,936,955
Total current liabilities	7,929,659	7,310,866

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value;
10,000,000 shares authorized; -0- shares issued
and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 18,473,554 and 17,795,376 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	1,848	1,780
Additional paid-in capital	14,152,531	13,872,597
Accumulated deficit	(21,690,328)	(20,576,647)
Total stockholders' deficiency	(7,535,949)	(6,702,270)

Total Liabilities and Stockholders' Deficiency	$393,710	$608,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organic Alliance Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenue	$690,802	$336,007
Cost of sales	613,895	302,863

Gross margin	76,907	33,144

General and administrative expenses	890,111	456,842

Operating loss	(813,204)	(423,698)

Other expense (income) :
Interest expense	513,177	228,870
Change in fair value of derivative liability	(212,700)	278,265
Total other expense (income)	300,477	507,135

Net loss	$(1,113,681)	$(930,833)

Basic and diluted loss per share	$(0.06)	$(0.05)

Weighted average number of common
shares outstanding - basic and diluted	19,296,410	17,358,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organic Alliance Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net loss	$(1,113,681)	$(930,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	55,000	-
Share-based compensation	191,430	89,587
Non-cash interest	179,333	22,892
Change in fair value of derivative liability	(212,700)	278,265
Amortization on discount of note payable	308,286	110,012
Changes in operating assets and liabilities:
Accounts receivable	22,265	(66,436)
Inventory	63,567	(19,073)
Prepaid expenses and other current assets	(30,292)	(8,967)
Accounts payable	368,096	16,393
Accrued expenses and other current liabilities	(52,624)	135,285
Net cash used in operating activities	(221,320)	(372,875)

Cash flows from financing activities
Proceeds from notes and loans payable	-	500,000
Cash overdraft	21,358	-
Due to factor - net of repayment	40,616	(31,158)
Net cash provided by financing activities	61,974	468,842

Net (decrease) increase in cash	(159,346)	95,967
Cash - beginning of the period	159,346	5,852
Cash - end of the period	$-	$101,819

Supplemental disclosures:
Interest paid	$25,556	$95,967

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$-	$362,977

Issuance of common stock to settle liability	$33,572	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organic Alliance, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS

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

The results for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on June 13, 2013.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $5,000 at March 31, 2013 and December 31, 2012.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce the Company purchases from growers ($1,092) and ($34,547) and packaging materials ($75,229) and ($105,341) as of March 31, 2013 and December 31, 2012, respectively. The Company held $76,321 and $139,888 of inventory as of March 31, 2013 and December 31, 2012, respectively.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses approximated fair value as of the balance sheet dates presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the notes payable issued approximate fair value as of the balance sheet dates presented, because interest rates and other terms on these instruments approximate terms currently available on similar instruments.

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

For the Black-Scholes pricing model, which approximates the binomial lattice model, the Company used the following assumptions and weighted average fair value ranges for the three months ended March 31:

	2013	2012
Risk-free interest rate	0.17% - 0.71%	0.31%-0.38%
Dividend yield	N/A	N/A
Expected volatility	37.1%-54.7%	46.5%-46.8%
Expected life in months and years	3 months - 48 months	20 months

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the three months ended March 31:

	2013	2012
Risk-free interest rate	0.14% - 0.34%	0.15%-0.62%
Dividend yield	N/A	N/A
Expected volatility	31.6%-56.0%	43.4%-46.1%
Expected life in months and years	3 months – 4.3 years	6 months – 3 years

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the three months ended March 31:

	2013	2012
Risk-free interest rate	0.34%-2.54%	0.43%-0.86%
Dividend yield	N/A	N/A
Expected volatility	36.4%-50.2%	44.7%-55.2%
Expected life in years	2.5-7	3-5

Concentrations

•	Credit Risk – The Company maintains cash balances at various high quality federally insured financial institutions, with balances at times in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose a minimum credit risk. The Company has not experienced any losses in such accounts.
•	Major customers – The Company has one and two major customers, which accounted for approximately 13% and 65% of the sales during the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, the total sales comprised of customer A 13% compared to the three months ended March 31, 2012, comprised of customer F 42% and customer H 23%. The loss of any of these customers could adversely affect the Company's operations.
•	Major receivables – The Company has three major receivables at March 31, 2013 comprised of customer B 19%, customer C 12% and customer D 11%, compared to five major receivables at March 31, 2012 comprised of customer E 27%, customer F 17%, customer G 17%, customer H 14%, and customer I 11%.
•	Major suppliers – The Company has five and four major suppliers, which accounted for approximately 86% and 63% of purchases during three months ended March 31, 2013 and 2012, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of warrants to purchase 1,100,000 and 2,795,538 shares of the Company’s common stock as of March 31, 2013 and 2012, respectively, exercisable at $0.01. These warrants have been included in computing the basic net loss per share for the three months ended March 31, 2013 and 2012. Additionally, included in the Company’s weighted average shares outstanding are 56,189 and 3,529,897 shares earned, but not issued, as at March 31, 2013 and 2012, respectively.

Total common stock equivalents which were excluded (since their inclusion would be anti-dilutive) are those shares issuable upon the exercise of warrants, options and the conversion of convertible notes, as of March 31, 2013 and 2012 were as follows:

	March 31,
	2013	2012
Options	7,717,896	4,483,750
Warrants	13,394,341	4,710,350
Convertible notes	3,793,160	5,304,352
Total Common stock equivalents	24.905,397	14,498,452

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3	. GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2013, the Company had limited cash, a working capital deficit of approximately $7,536,000, accumulated losses of approximately $21,690,000 since its inception, and has $297,512 of payroll tax liabilities inclusive of penalties and interest, from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. The Company’s accounts receivable are pledged per a factoring agreement. At March 31, 2013, the Company was not compliant with the repayments terms of various notes payable for an aggregate of approximately $1,335,000 including accrued interest. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and increasing its revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011. The agreement is continuing on a month to month basis. The financial services company commenced funding during February 2011. The financial services company advances up to 80% of qualified customer invoices, less applicable discount fees, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to the Company. The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% daily for funds outstanding over 30 days. Uncollectable customer invoices are charged back to us. At March 31, 2013 the advances from the factor, inclusive of fees, amounted to $300,065 which was offset against due from factor of $45,671. Advances from the factor are collateralized by substantially all assets of the Company.

5	. PREFERRED STOCK

The Company’s articles of incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as are determined by The Company’s Board of Directors. At March 31, 2013 and December 31 2012, no shares of preferred stock were issued or outstanding.

6. EQUITY TRANSACTIONS

During March 2013, the Company issued 500,000 shares of the Company’s common stock to a consultant for investor and public relations services. The fair value of the award was fully vested on the date of issuance and accordingly the Company recorded a charge for stock based compensation of $55,000 or $0.11 per share in the accompanying condensed consolidated statements of operations.

7.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITES

Notes payable to related parties and others, net of discounts consists of the following:

	March 31	December 31,
	2013	2012
	(unaudited)
Notes Payable (net of debt discount of $66,913 at March 31, 2013 and $133,827 at December 31, 2012) (A)	$2,687,963	$2,512,753
Notes Payable – Related Parties (net of debt discount of $23,836 at March 31, 2013 and net of debt discount of $47,673 at December 31, 2012) (B)	558,115	509,696
Convertible Notes Payable (net of debt discount of $217,535 at December 31, 2012) (C)	1,178,495	914,506
Total	$4,424,573	$3,936,955

(A)	Notes Payable

i.	In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum. As a financing incentive, the individual received a warrant to purchase 20,000 shares of the Company’s common stock at $1.00 per share. The warrants expired in November 2011. The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrant of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $23,342 and $23,046 at March 31 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

ii.	On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and has a stated interest rate of 15% per annum. As a financing incentive, the lender received a three-year warrant vesting on January 31, 2011, to purchase 452,354 shares of common stock at an exercise price of $0.01 per share, and also received a five-year warrant, vesting on June 30, 2011, to purchase 452,354 shares at an exercise price of $0.01 per share. The gross proceeds from the sale of the note of $500,000 were recorded net of a discount of $137,703. The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $63,114 for the year ended December 31, 2012. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that deferred payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of default. The unpaid balance, including accrued interest, was $724,425 and $698,534 at March 31 2013 and December 31, 2012, respectively.

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

iii.	On August 1, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 31, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $11,088. The debt discount consisted of $11,088 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $11,088 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 1, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $60,000 at March 31 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

F-9

iv.	On August 7, 2012, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 6, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $3,406. The debt discount consisted of $3,406 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $3,406 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 7, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $30,000 at March 31 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

v.	On August 22, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 21, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $9,495. The debt discount consisted of $9,495 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $9,495 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 22, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $60,000 March 31 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

vi.	In December 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of June 30, 2013. Notes in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 2,000,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The fair value of the three-year warrants issued in connection with the notes on the date of issuance aggregated $32,202, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $14,126 for the three months ended March 31 2013. The unpaid balance, including accrued interest, was $1,044,384 and $1,000,000 at March 31 2013 and December 31, 2012, respectively.

(B)	Notes Payable – Related Parties

i.	In September 2008, Earnest Mathis, a former shareholder, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum. The promissory note matured on September 13, 2009. The unpaid balance, including accrued interest, was $21,816 and $21,446 at March 31 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

ii.	In November 2009 and February 2010, Morrison Partners, LLC (an affiliate of Thomas Morrison, former CEO and Chairman of the Board of Directors of the Company), advanced to the Company $10,000 and $15,000, respectively. The advances are evidenced by promissory notes bearing interest at 5% per annum. The November advance provides for the issuance of 2,770 shares of the Company’s common stock as a financing incentive. The Company recorded a debt discount of $2,935 for the relative fair value of the common stock. The discount was accreted over the life of the note.

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $29,034 and $28,726 at March 31 2013 and December 31, 2012, respectively. The shares have not been issued to Morrison Partners, LLC, and the Company is not in compliance with the repayment terms of the notes.

iii.	During March, 2010 through October 2011, an employee of the Company loaned to the Company $65,958, of which $16,000 and $49,958 was advanced during 2011 and 2010, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010 and $8,000 during April 2012. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance, including accrued interest, was $55,154 and $54,551 at March 31 2013 and December 31, 2012, respectively.

F-10

iv.	On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility with an entity owned by a related party. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. The Company has not made a note payment and is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the loan balance, including principal and interest, may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing. In addition, with each drawdown the related party received a three-year warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal loaned at such time, up to 1,000,000 shares in the aggregate for all drawdowns. Each warrant has an exercise price of $0.10 per share, is vested upon issuance, and expires on October 17, 2014. The Company received $125,000 and $275,000 in gross proceeds during the years ended December 31, 2012 and December 31, 2011, respectively. The Company issued warrants to purchase an aggregate of 312,500 and 687,500 shares of the Company’s common stock during the years ended December 31, 2012 and December 31, 2011, respectively. The unpaid balance of the loan, including accrued interest, was $420,712 and $400,000 at March 31 2013 and December 31, 2012, respectively.

The conversion price of the outstanding loan amounts was not fixed and determinable on the date of issuance and, as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option on the date of issuance was valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the three-year warrants on the date of issuance aggregated $105,363, and was recorded as debt discount. The debt discount was fully amortized through the term of the loan and amounted to $40,062 for the three months ended March 31 2012.

During December 2012 the Company amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. For executing the agreement, the holder was granted a three-year warrant to purchase 1,000,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $49,439 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $21,188 for the three months ended March 31, 2013.

v.	On February 28, 2012, Michael Rosenthal, Chairman of the Company’s Board of Directors, advanced the Company $50,000. The advance is evidenced by a promissory note bearing interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012. In addition, Mr. Rosenthal received a three-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company recorded a debt discount of $7,997 to the face value of the note based upon the fair values of the warrants. The discount was being accreted over the life of the note which amounted to $7,997 for the year ended December 31, 2012. The unpaid balance, including accrued interest, was $55,236 and $52,647 at March 31, 2013 and December 31, 2012, respectively.

During December 2012 the Company amended the note to extend the due date to June 30, 2013. For executing the agreement, the holder was granted a three-year warrant to purchase 125,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $6,180 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $2,649 for the three months ended March 31, 2013.

(C)	Convertible Notes Payable

i.	On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011. The holder, at any time, may convert the promissory note into shares of the Company’s common stock at $0.05 per share. The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance, including accrued interest, was $9,282 and $9,164 at March 31 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

ii.	On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting April 28, 2011, to purchase 705,882 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has not made a note payment, and the Company received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company’s closing a debt or equity financing of $600,000 or more. The unpaid balance on the note was $70,588 at March 31, 2013 and December 31, 2012.

The conversion price of the note and five-year warrants was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $60,000, and were recorded as debt discount. The debt discount was amortized through the term of the note.

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

iii.	On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting July 15, 2011, to purchase 1,098,220 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company repaid $1,783 during 2012. The unpaid balance was $109,789 at March 31 2013 and December 31, 2012. The Company is not compliant with the repayment terms of the note.

The conversion price of the note and five-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and five-year warrants issued in connection with the note on the date of issuance aggregated $95,497, and were recorded as debt discount. The debt discount was amortized through the term of the note.

F-12

iv.	In March 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares the Company’s common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. Notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of the Company’s common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. The unpaid balance on the notes was $887,726 and $850,000 at March 31, 2013 and December 31, 2012, respectively. The Company is not compliant with of the repayment terms of the note for an aggregate of $78,329, including accrued interest.

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $789,073, and was recorded as debt discount. The debt discount was fully amortized through the term of the notes and amounted to $28,459 for the three months ended March 31, 2012.

During October 2012 the Company amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 of principal agreed to such amendments and were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share.

The Company evaluated the change in cash flows in connection with the October amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $140,759 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The accretion of the debt discount on the modified debt amounted to $52,785 for the three months ended March 31, 2013.

v.

In August 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. During year ended December 31, 2012, notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of the Company’s common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The unpaid balance on the notes was $913,836 and $875,000 at March 31, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $499,186, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $217,535 for the three months ended March 31, 2013.

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and December 31, 2012, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
March 31, 2013	$—	$—	$219,330	$219,330
December 31, 2012	$—	$—	$432,030	$432,030

The 2013 and 2012 derivative liabilities are measured at fair value using the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Fair value, beginning of period	$432,030	$155,813
Derivative liabilities recorded during the period	-	1,323,548
Reclassification to equity upon conversion of note	-	(1,787,542)
Reclassification to equity upon amendment of notes and warrants	-	(1,152,144)
Net unrealized (gain) loss on derivative financial instruments	(212,700)	1,892,355
Fair value, end of period	$219,330	$432,030

9. STOCK OPTIONS AND WARRANTS

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

On January 6, 2012, in conjunction with Mark Zeller’s employment as the Company’s North American Director of Sales, the Company granted Mr. Zeller a five-year option to purchase 1,500,000 shares of the Company’s common stock at $0.20 per share. The option vested as to 250,000 on the date of grant, and vests as to 416,667 on each of the first three anniversaries of the grant date. The fair value of the option was approximately $44,000. On May 1, 2012, Mr. Zeller resigned from the Company and the option terminated in accordance with its terms.

On April 24, 2012, in conjunction with Roger Zardo’s employment as the Company’s Director of National Procurement, the Company granted Mr. Zardo a three-year option to purchase 325,000 shares of the Company’s common stock at $0.25 per share. The option vested as to 100,000 on the date of grant, vests as to 75,000 shares on each of the first two anniversaries of the grant date, and vests as to 75,000 shares on November 28, 2014. The fair value of the option was approximately $18,400. During March 2013, Mr. Zardo resigned from the Company and the option terminated in accordance with its terms. .

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

On October 5, 2012, Chris White, the Company’s Vice President of Global Supply was granted a seven year non-qualified stock option to purchase 3,837,719 shares of the Company’s common stock at $0.62 per share. The fair value of the option was $1,221,493. The option vests as follows:

•	750,000 shares vest immediately.
•	750,000 shares vest upon receipt of certificates issued by IMO Control (Institute for Marker Ecology) certifying compliance with IMO Controls ‘For Life’ Fair Trade standards for three key Company suppliers.
•	750,000 shares vest upon the launch by Mr. White of an internal “alpha” demonstration website that contains certain functionality.
•	198,250 shares vest on each of the next 8 quarter dates starting January 6, 2013 through October 6, 2014. The final quarterly vesting will be 199,969 shares.

The Company recognized stock based compensation expense included in general and administrative expenses on the condensed consolidated statement of operations of $191,430 and $30,134 for the three months ended March 31, 2013 and 2012, respectively for these awards.

Options Summary:

A summary of option activity during the three months ended March 31, 2013 and the year ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2011	2,983,750	$0.31	4.00	$—
Granted	6,559,146	0.46	3.55	—
Exercised	—	—	—	—
Forfeited	(1,500,000)	0.20	—	—
Balance at December 31, 2012	8,042,896	0.45	3.47	88,500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(325,000)	0.25	—	—
Balance at March 31, 2013	7,717,896	$0.46	3.50	$—

Exercisable at March 31, 2013	4,782,714	$0.49	3.50	$—

The Company expects to amortize the remaining stock based compensation expense of approximately $1,145,000 over the vesting term of the options.

Common Stock Warrants Summary:

Warrant transactions during the three months ended March 31, 2013 and the year ended December 31, 2012 were as follows:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2011	5,862,140	$0.12
Granted	10,775,000	0.34
Exercised	(2,039,735)	0.10
Forfeited	(103,064)	0.10
Balance, December 31, 2012	14,494,341	$0.28
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2013	14,494,341	$0.28	2.50	$231,481

Exercisable, March 31, 2013	14,494,341	$0.28	2.50	$231,481

The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.12 per share as of March 31, 2013, and the exercise price of the warrants.

The following table presents information related to warrants at March 31, 2013:

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

10. RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16-month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At March 31, 2013 and December 31, 2012, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Employee Warrants

On February 29, 2012, an employee was granted a three year warrant to purchase 300,000 shares of the Company’s common stock for services rendered. The warrant vested upon grant, and was exercisable at $0.25 per share. The Company recorded a charge for $6,149 to stock based compensation for the three months ended March 31, 2012.

11	. COMMITMENTS AND CONTINGENCIES

Agreements

During October 2012 we leased approximately 1,641 square feet of office space located at 2030 Addison Street, Berkeley, CA for approximately $4,200 per month under a 29 month agreement with rental payments commencing on January 1, 2013. The rental fee escalates to approximately $4,350 on April 1, 2013 and approximately $4,500 on April 1, 2014.

Future minimum lease payments under all operating leases as of March 31, 2013, are approximately as follows:

Year Ending December 31,	Amount
2013	$ 39,147
2014	53,371
2015	13,441

Total	$105,959

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

During 2010, the Company was served with a lawsuit for the Company’s past due liabilities. The lawsuit was Peri & Sons, plaintiff, vs. Organic Alliance, Inc. and Parker Booth, defendants, for past due produce liabilities. An agreement was reached and the Company has been making payments to the plaintiff. The Company was dismissed from the action and signed a confession of judgment. Over half of the past due amount has been paid with a balance of approximately $21,000 remaining. The Company has accrued for this balance.

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
Due to consultant (Note 10)	$100,000	$100,000
Payroll and payroll taxes payable (A)	1,511,923	1,399,049
Other accrued liabilities	58,103	235,814
	$1,670,026	$1,734,863

(A)

As of March 31, 2013 and December 31, 2012, the Company has unpaid payroll taxes including penalties and interest of $297,512 and $286,027, respectively, which have yet to be remitted to the taxing authorities and returns have yet to be filed.

13.	SUBSEQUENT EVENTS

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

During May 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due on August 13, 2013 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the average closing price of the stock for the twenty-five (25) business days preceding the conversion notice. The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance was valued using the binomial lattice options pricing model and recorded as a derivative liability.  As of June 25, 2013, the Company has been advanced $25,000 on this note.

During June 2013, a consultant was granted a three-year warrant to purchase 250,000 shares of our Company’s common stock at $0.15 per share for accounting services to our Company. The warrant vests immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012. Actual results could differ materially from these forward-looking statements.

OVERVIEW

History

Our company, a Nevada corporation, was organized in September 2001 under the name NB Design & Licensing, Inc. We were inactive until April 2008, when we completed a reverse merger transaction with Organic Alliance, Inc., a Texas corporation organized in 2008 to sell organically grown fruits and vegetables. In June 2008, we changed our name to Organic Alliance, Inc.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2013, the Company had limited cash, a working capital deficit of approximately $7,536,000, accumulated losses of approximately $21,690,000 since its inception, and has withheld $297,512 of payroll tax liabilities including penalties and interest from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. Our accounts receivable are pledged per a factoring agreement. At March 31, 2013, we are not compliant with the repayments terms of various notes payable for an aggregate of approximately $1,335,000 including accrued interest. Our ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay liabilities arising from normal business operations when they come due, and increasing revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Fair Trade

Fair Trade certification offers producers the ability to trade directly with improved payment terms while paying workers dignified wages and providing a premium for community development. This allows marginalized agricultural communities the opportunity to improve their lives with technical training, better business infrastructure, improved schooling, health care and nutritious food. Fair Trade investment provides a platform from which communities can rise out of poverty, be economically sustainable and take control of their future while providing the market with better, more sustainable products. Fair Trade certified products offer consumers a powerful way to reduce poverty through their everyday shopping.

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

U.S. organic food sales rose from $6.1 billion in 2000 to $29.2 billion in 2011, a compounded growth rate of over 15 percent. Registering a third straight year of double-digit gains, sales of organic fruits and vegetables rose 11.7 percent in 2011 to $11.8 billion. U.S. Fair Trade sales were $1.5 billion in 2011, growing 20% over 2010 sales and closely following the rise of organic foods into the mainstream1.

Wall Street clearly favors the organic industry’s strong prospects. Industry leading specialty grocer Whole Foods last month posted second fiscal quarter sales that increased 14 percent to $2.7 billion. “Sales trends remain strong as it appears that the growth of the natural and organic industry has accelerated,” wrote Meredith Adler, an analyst for Barclays Plc. Another market leader, United Natural Foods, Inc. (UNFI), reported sales for the quarter ended April 28 of $1.39 billion, a 15.3 percent increase year over year1.

Global Fair Trade sales have followed the rise of organic at an 18% annual growth rate, reaching a total of $4.8 billion in 2009. Mainstream retailers such as Wal-Mart and Whole Foods have demonstrated strong interest in the segment, with each offering a growing number of Fair Trade products including retail-brand private label options. In 2007, Whole Foods launched its “Whole Trade” initiative, requiring 50% of its imported food to be certified as Fair Trade within 10 years. Fair Trade sales in U.S. mainstream grocery outlets grew 24% in 2010. Like organic, the principal barrier to growth is lack of supply and inconsistent quality and/or pricing, which we believe our Company directly addresses2.

1- Source: http://www.helpguide.org/life/organic_foods_pesticides_gmo.htm.

2- Source: http://www.fairtrade.net/what_is_fairtrade.html.

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

Control & Integrate Supply Chains. We expect to build company controlled production capacity in the United States, Mexico and other countries, adding to our existing short-term leased Mexican mango orchards and greenhouses established in early 2013. By continuing to build company-owned production capacity, we believe we attract buyer favor by creating supply and price conditions that more closely resemble the conventional food alternative.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. Our Company’s produce is sold to our Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $5,000 at March 31, 2013 and December 31, 2012, respectively.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce our Company purchases from growers and packaging materials. Our Company held $76,321 and $139,888 of inventory as of March 31, 2013 and December 31, 2012, respectively.

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

Results of Operations

Results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

For the three months ended March 31, 2013, we had net sales of $690,802 compared to $336,007 for the three months ended March 31, 2012. The $354,795 or 106% increase was attributable to significant growth in the retail segment. The Company’s sales focus on retail chain markets resulted in the Company’s first shipments to Whole Foods during the 4th Quarter of 2012. Vendor approvals were secured as well for supplying Safeway, Kroger, and Heinen’s, and several larger produce distributors. Contributing to this increase was the hiring of a key retail sales management team with extensive experience working in the retail market segment.

For the three months ended March 31, 2013, our cost of goods sold was $613,895 compared to $302,863 for the three months ended March 31, 2012, $311,032 or 103% increase was primarily attributable to the higher sales volume.

For the three months ended March 31, 2013, our gross margin was $76,907 or 11.1% of sales compared to a gross margin of $33,144 or 9.9% of sales for the three months ended March 31, 2012. The increase in the gross margin was attributable to a positive impact from the Company’s change towards securing long-term supply contracts with our growing partners that resulted in lower costs, and from an increase in net sales revenue.

For the three months ended March 31, 2013, we had general and administrative (G&A) expenses of $890,111 compared to $456,842 for the three months ended March 31, 2012. The increase in G&A expenses of $433,269, or 95%, is primarily attributable to increased payroll expenses of approximately $162,000 for the hiring of key management positions and staff to support company growth, increased stock based compensation of approximately $157,000 for key employee compensation, a write-off of approximately $30,000 for growers deposits that have been deemed worthless, and general increase of other operating costs of approximately $84,000.

For the three months ended March 31, 2013, our operating loss was $813,204 compared to $423,698 for the three months ended March 31, 2012. The $389,506, or 92%, increase in net operating loss was primarily attributable to the higher G&A expenses described above.

For the three months ended March 31, 2013, other expense was $300,477 compared to $507,135 for the three months ended March 31, 2012. Included in other expense were the following items:

•	interest expense of $179,333 and $52,348 on notes and loans payable for the three months ended March 31, 2013 and 2012, respectively. The increase is due to increased loan amounts;

•	amortization of discount on notes payable of $308,286 and $110,012 for the three months ended March 31, 2013 and 2012, respectively. The increase is due to overall increase in notes issued during the period with equity instruments fair valued and recorded as debt discounts;

•	factor advance fees of $25,558 and $13,510 for the three months ended March 31, 2013 and 2012, respectively. The increase is due to increased sales activity;

•	a $212,700 gain on change in fair value of derivative liability for the three months ended March 31, 2013 compared to a loss on change in fair value of derivative liability of 278,265 for the three months ended March 31, 2012. The change is due to a decrease in the market price of our common stock; and

•	finance fees of $53,000 for the three months ended March 31, 2012 relating to our offering of $375,000 of secured promissory notes that began funding during March 2012.

For the three months ended March 31, 2013, the net loss was $1,113,681, or $0.06, basic and diluted loss per share compared to $930,833, or $0.05, basic and diluted loss per share for the three months ended March 31, 2012. The $182,848 or 20% increase in net loss was primarily attributable to factors described above.

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

As of March 31, 2013, we have $297,152 of payroll tax liabilities inclusive of penalties and interest, from wages paid which have yet to be remitted to the taxing authorities.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. As of March 31, 2013, we had limited cash, a working capital deficit of approximately $7,536,000 and have accumulated losses of approximately $21,690,000 since our inception.

Our ability to continue as a going concern is dependent upon the ability of our Company to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and increasing our revenues in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that our Company will be able to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should our Company be unable to continue as a going concern.

At March 31, 2013, we are not compliant with the repayments terms of various notes payable for an aggregate of approximately $1,335,000 including accrued interest.

We have limited funding available for marketing and will rely solely on the Company’s ability to raise debt or equity funds in the immediate future.

Our contractual obligations consist of notes and loans payable in the amount of $4,424,573 including accrued interest of $392,988, at March 31, 2013.

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

In March 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. During October 2012 we amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 in principal agreed to such amendments were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share. The Company is not compliant with of the repayment terms of the note for an aggregate of $78,329 including accrued interest.

In August 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The Company is not compliant with the repayment terms of the note.

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

In December 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of June 30, 2013. The full amount of the offering was not reached and notes in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 2,000,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share.

On May 8, 2013, the Company issued a $30,000 promissory note with an original issue discount of 20%.  The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 5, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.10 per share.

On May 15, 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due on August 13, 2013 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the average closing price of the stock for the twenty-five (25) business days preceding the conversion notice. The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance was valued using the binomial lattice options pricing model and recorded as a derivative liability.  As of June 25, 2013, the Company has been advanced $25,000 on this note.

Net Cash Flows

For the three months ended March 31, 2013, net cash used in operating activities was $199,962 compared to $372,875 net cash used in operating activities for the three months ended March 31, 2012. The decrease of $172,913 or 46% primarily was attributable to increased accounts payable and decreased accounts receivables and inventory offset by increased spending for payroll, operating activities, and decreased accrued expense during the three months ended March 31, 2013.

For the three months ended March 31, 2013, net cash provided by financing activities was $40,616 compared to $468,842 for three months ended March 31, 2012. The decrease of $468,226, or 91%, was related to proceeds from the sales of secured promissory notes in the three months ended March 31, 2012.

At March 31, 2013 and 2011, respectively, we had outstanding options to purchase 4,455,177 and 2,983,750 shares of our common stock, and warrants to purchase 10,204,404 and 5,494,648 shares of our common stock. The outstanding stock options have a weighted average exercise price of $0.30 per share. The outstanding warrants have an exercise price from $0.001 to $0.50 per share. Accordingly, at March 31, 2013, the outstanding options and warrants represented a total of 14,659,580 shares issuable for a maximum of $3,496,297 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder. There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. The Company’s principal executive officer and principal financial officer, has chosen the COSO framework on which to base its assessment and conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During June 2013, a consultant was granted a three-year warrant to purchase 250,000 shares of our Company’s common stock at $0.15 per share for accounting services to our Company. The warrant vests immediately.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. During October 2012 we amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 agreed to such amendments were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share. We defaulted on a portion of the notes, and the unpaid balance, including accrued interest, was $78,329 at March 31, 2013. We currently are seeking to amend the notes.

In August 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. We defaulted on the notes, and the unpaid balance, including accrued interest, was $913,836 at March 31, 2013. We currently are seeking to amend the notes.

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

ORGANIC ALLIANCE, INC.

Date: June 25, 2013	Organic Alliance, Inc.
By: /s/ Parker Booth
Parker Booth Chief Executive Officer and Director

Date: June 25, 2013	Organic Alliance, Inc.
By: /s/ Barry Brookstein
Barry Brookstein Chief Financial Officer

 INDEX TO EXHIBIT

Exhibit No. Description

31.1 31.2 32.1 32.2

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

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 31.1

Certification of Principal Executive Officer

Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended,

As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

I, Parker Booth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Organic Alliance, Inc. for the quarter ended March 31, 2013;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: June 25, 2013

/s/ Parker Booth

Name: Parker Booth

Title: Chief Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer

Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended,

As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

I, Barry Brookstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Organic Alliance, Inc. for the quarter ended March 31, 2013;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: June 25, 2013

/s/ Barry Brookstein

Name: Barry Brookstein

Title: Chief Financial Officer

Exhibit 32.1

Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Organic Alliance, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2013 (the “Report”), I, Parker Booth, Chief Executive Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Organic Alliance, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

/s/ Parker Booth

Name: Parker Booth

Title: Chief Executive Officer

Date: June 25, 2013

Exhibit 32.2

Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Organic Alliance, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2013 (the “Report”), I, Barry Brookstein, Chief Executive Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Organic Alliance, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

/s/ Barry Brookstein

Name: Barry Brookstein
Title: Chief Financial Officer

Date: June 25, 2013