Form 10-K/A
period 2012-12-31
Organic Alliance, Inc.
filed 2013-06-26
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Organic Alliance Inc. Quarterly Report on Form 10-K for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on June 4, 2013 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

In addition, the Company has corrected formatting issues found throughout the original form 10-K document.

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

Where You Can Find More Information

We maintain a website at www.organicallianceinc.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10−K. We make available free of charge through our website our Annual Reports on Form 10−K, Quarterly Reports on Form 10−Q and Current Reports on Form 8−K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission. Further, we will provide free copies of any of our SEC filings upon request. Copies of our filings with the SEC may be requested through the “Investors” section of our website, or by calling our offices at (831)240-0295. In addition, because we are subject to the informational requirements of the Securities Exchange Act, we file reports, proxy statements and other information with the SEC.  You may read and copy these reports, proxy statements and other information at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549.  You may obtain information on the operation of the public reference room by calling the SEC at (800) SEC-0330.  In addition, we are required to file electronic versions of those materials with the SEC through the SEC’s EDGAR system. The SEC also maintains a web site at http://www.sec.gov which contains reports, proxy statements and other information regarding registrants.

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

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percentage Beneficially Owned
Parker Booth, Chief Executive Officer	5,419,233	(2)	28.9%
Barry Brookstein, Chief Financial Officer and Director	2,000,000	(3)	9.7%
Michael J. Rosenthal, Director	1,772,831	(4)	9.4%
Mark Klein, Director	42,500		0.2%
Chris White c/o Organic Alliance, Inc. 401 Monterey Street, Suite 202 Salinas, CA 939010	4,896,193	(5)	21.1%
Summit Trading 120 Flagler Avenue New Smyra, FL 32169	4,169,638		22.3%
Executive Officers and Directors as a group (4 persons)	9,234,564		44.2%

(1)	All shares post 20:1 reverse-split
(2)	This amount includes options to purchase 33,750 shares of common stock.
(3)	Includes 1,000,000 shares of common stock issuable upon the exercise of warrant at $0.10 per share and 1,000,000 shares of common stock issuable upon the exercise of warrant at $0.20 per share by Spirits Management Inc., an entity in which Mr. Brookstein is a 100% shareholder.
(4)	This amount includes 125,000 shares of common stock issuable upon the exercise of warrant currently exercisable at $0.20 per share
(5)	This amount includes options to purchase 4,513,250 shares of common stock.

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

5.	INCOME TAXES

The income tax provision (benefit) consists of the following:

	December 31,
	2012	2011
Federal
Current	$0	$0
Deferred	(2,394,782)	(716,557))

State and local
Current	—	—
Deferred	(639,726)	(209,586)
	(3,034,508)	(926,143)
Change in valuation allowance	3,034,508	926,143
Income tax provision (benefit)	$0	$0

The provision (benefit) for income taxes using the federal statutory rate as compared to the Company’s effective rate is as follows:

	December 31,
	2012	2011

U.S. Statutory federal rate	(34.0)%	(34.0)%
State income tax, net of federal benefits	(5.8)	(5.8)
Other permanent differences	2.4	1.0
Section 382 impairment	-	8.5
Bad Debt Deferred True Up	(0.1)	-
Deferred True Up	(6.3)	-
Change in valuation allowance	43.8	30.3
Income tax provision (benefit)	0%	0%

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2012	2011
Share based compensation	$3,359,742	$2,979,541
Start-up costs	255,673	278,233
Federal net operating loss carryovers	2,837,275	1,165,428
State net operating loss carryovers	803,497	326,664
Bad debt reserve	1,992	19,554
Related party interest expense	10,948	10,948
Accrued compensation	557,303	15,781
Charitable contributions	4,227	0
Derivative liability	16,745	60,108

Total deferred tax assets	7,847,402	4,856.257
Less: valuation allowance	(7,830,657)	(4,796,149)
Deferred tax asset, net of valuation allowance	16,745	60,108

Deferred tax liabilities
Discount on convertible debt	(16,745)	(60,108)
Total deferred tax liabilities	(16,745)	(60,108)
Net deferred tax asset (liabilities)	$0	$0

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

Future minimum lease payments under all operating leases as of December 31, 2012 are approximately as follows:

Year Ending December 31,	Amount
2013	$51,817
2014	53,371
2015	13,441

Total	$118,629

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

Table of Contents

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