Form 10-Q
period 2013-06-30
Organic Alliance, Inc.
filed 2013-09-04
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

OrGANIC ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-51119	26-1997130
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2013
Common stock, $0.0001 par value	18,473,554

ORGANIC ALLIANCE, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited)	F-2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-4
ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 4.	CONTROLS AND PROCEDURES	11
PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Organic Alliance Inc.
Condensed Consolidated Balance Sheet
	As of
	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$—	$159,346
Accounts receivable, net	38,578	211,288
Inventory	75,228	139,888
Prepaid expenses and other current assets	70,727	98,074
Total current assets	184,533	608,596

Total Assets	$184,533	$608,596

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,485,457	$993,240
Due to factor	146,980	213,778
Accrued expenses and other current liabilities	1,851,815	1,734,863
Derivative liabilities	171,822	432,030
Notes payable to related parties and others, net of discounts	4,748,453	3,936,955
Total current liabilities	8,404,527	7,310,866

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value;
10,000,000 shares authorized; -0- shares issued
and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 18,473,554 and 17,795,376 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	1,848	1,780
Additional paid-in capital	14,256,305	13,872,597
Accumulated deficit	(22,478,147)	(20,576,647)
Total stockholders' deficiency	(8,219,994)	(6,702,270)

Total Liabilities and Stockholders' Deficiency	$184,533	$608,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organic Alliance Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$290,403	$630,294	$981,205	$966,301
Cost of sales	247,285	570,557	861,180	873,420

Gross margin	43,118	59,737	120,025	92,881

General and administrative expenses	621,741	1,097,172	1,511,852	1,554,014

Operating loss	(578,623)	(1,037,435)	(1,391,827)	(1,461,133)

Other expense (income) :
Interest expense	289,890	576,951	803,067	805,821
Change in fair value of derivative liability	(80,694)	1,719,679	(293,394)	1,997,944
Total other expense (income)	209,196	2,296,630	509,673	2,803,765

Net loss	$(787,819)	$(3,334,065)	$(1,901,500)	$(4,264,898)

Basic and diluted loss per share	$(0.04)	$(0.19)	$(0.10)	$(0.25)

Weighted average number of common
shares outstanding - basic and diluted	19,629,743	17,358,027	19,463,997	17,358,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organic Alliance Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(1,901,500)	$(4,264,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	55,000	—
Share-based compensation	298,989	626,785
Non-cash interest	353,629	69,257
Change in fair value of derivative liability	(293,394)	1,997,944
Amortization on discount of note payable	403,442	514,252
Changes in operating assets and liabilities:
Accounts receivable	172,710	(161,892)
Inventory	64,660	(122,839)
Prepaid expenses and other current assets	27,347	(17,166)
Accounts payable	492,217	60,815
Accrued expenses and other current liabilities	115,988	194,245
Net cash used in operating activities	(210,912)	(1,103,497)

Cash flows from financing activities
Proceeds from notes and loans payable	94,828	1,025,000
Principal payments on note payable	(11,000)	(8,000)
Cash overdraft	34,536	—
Net advances (repayments) from/to factor	(66,798)	85,090
Net cash provided by financing activities	51,566	1,102,090

Net decrease in cash	(159,346)	(1,407)
Cash - beginning of the period	159,346	5,852
Cash - end of the period	$—	$4,445

Supplemental disclosures:
Interest paid	$45,994	$223,213

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$29,401	$832,359

Issuance of common stock to settle liability	$33,572	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organic Alliance, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	NATURE OF BUSINESS

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

The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on June 13, 2013.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $5,000 at June 30, 2013 and December 31, 2012.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce the Company purchases from growers ($0) and ($34,547) and packaging materials ($75,228) and ($105,341) as of June 30, 2013 and December 31, 2012, respectively. The Company held $75,228 and $139,888 of inventory as of June 30, 2013 and December 31, 2012, respectively.

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

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements, and at fair value as of each subsequent balance sheet date. As a result of entering into the convertible notes, the Company is required to classify certain non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

The Company signed a convertible note and has determined that a conversion option is embedded in the note and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion option was determined using the binomial model. The fair value of the conversion option will be classified as a liability until the debt is converted by the note holders or paid back by the Company. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the conversion option as a liability until the conversion option is exercised, expires or is amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the six months ended June 30:

	2013	2012
Risk-free interest rate	0.04%-0.66%	0.08%-0.72%
Dividend yield	N/A	N/A
Expected volatility	26.1%-56.0%	28.4%-55.0%
Expected life in months and years	3 months – 4.3 years	3 months – 4.3 years

Since the Company’s common is thinly traded, the expected volatility is based on the average historical stock volatility data for three similar public companies over the expected term of the derivative financial instrument.

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the six months ended June 30:

	2013	2012
Risk-free interest rate	0.34%-2.54%	0.43%-0.86%
Dividend yield	N/A	N/A
Expected volatility	34.7%-50.2%	39.3%-55.2%
Expected life in years	3-7	2.5-5

Concentrations

Credit Risk - The Company maintains cash balances at various high quality federally insured financial institutions, with balances at times, in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose a minimum credit risk. The Company has not experienced any losses in such accounts.

Major customers - The Company has two and five major customers, which accounted for approximately 30% and 73% of the sales during the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013, the total sales comprised of customer A 17% and customer B 13% compared to the three months ended June 30, 2012, comprised of customer D 19%, customer E 17%, customer F 14%, customer G 12% and customer H 11%. The Company has one and two major customers, which accounted for approximately 11% and 38% of the sales during the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, the total sales comprised of customer C 11% compared to the six months ended June 30, 2012, comprised of customer E 26% and customer D 12%. The loss of any of these customers could adversely affect the Company's operations.

Major receivables - The Company has two major receivables at June 30, 2013 comprised of customer K 49% and customer L 33% compared to five major receivables at June 30, 2012, comprised of customer D 25%, customer G 24%, customer F 13%, customer I 10% and customer J 10%.

Major suppliers - The Company has three major suppliers, which accounted for approximately 89% and 74% of purchases during three months ended June 30, 2013 and 2012, respectively. The Company has four and two major suppliers, which accounted for approximately 74% and 44% of purchases during six months ended June 30, 2013 and 2012, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of warrants to purchase approximately 1,100,000 and 2,795,538 shares of the Company’s common stock as of June 30, 2013 and 2012, respectively, exercisable at $0.01. These warrants have been included in computing the basic net loss per share for the three and six months ended June 30, 2013 and 2012. Additionally, included in the Company’s weighted average shares outstanding are 56,189 and 3,529,897 shares earned, but not issued, as at June 30, 2013 and 2012, respectively.

Total common stock equivalents which were excluded (since their inclusion would be anti-dilutive) are those shares issuable upon the exercise of warrants, options and the conversion of convertible notes, as of June 30, 2013 and 2012 were as follows:

	June 30,
	2013	2012
Options	7,717,896	4,058,750
Warrants	13,669,341	6,141,602
Convertible notes	29,070,363	5,194,529
Total Common stock equivalents	50,457,600	15,394,881

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3	. GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2013, the Company had limited cash, a working capital deficit of approximately $8,220,000 accumulated losses of approximately $22,478,000 since its inception, and has $309,067 of payroll tax liabilities inclusive of penalties and interest withheld from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. The Company ceased paying payroll beginning May 1, 2013. Most employees were furloughed or resigned by May 31, 2013. The Company plans to restart selling activities upon obtaining suitable financing. The Company’s accounts receivable are pledged per a factoring agreement. At June 30, 2013, the Company was not compliant with the repayments terms of various notes payable for an aggregate of approximately $4,652,000 including accrued interest. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and increasing its revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of growing high margin revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company does not have commitments from third parties for a sufficient amount of additional capital, the Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue or resume its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants or may require that the Company relinquish valuable rights.

4	. DUE TO FACTOR

On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011. The agreement is continuing on a month to month basis. The financial services company commenced funding during February 2011. The financial services company advances up to 80% of qualified customer invoices, less applicable discount fees, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to the Company. The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% daily for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company. At June 30, 2013 and December 31, 2012 the advances from the factor, inclusive of fees, amounted to $146,980 and $213,778, respectively. Advances from the factor are collateralized by substantially all assets of the Company.

5	. PREFERRED STOCK

The Company’s articles of incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as are determined by The Company’s Board of Directors. At June 30, 2013 and December 31 2012, no shares of preferred stock were issued or outstanding.

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

7.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITIES

Notes payable to related parties and others, net of discounts consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)
Notes Payable (net of debt discount of $80 at June 30, 2013 and $133,827 at December 31, 2012) (A)	$2,877,601	$2,512,753
Notes Payable – Related Parties (net of debt discount of $47,673 at December 31, 2012) (B)	644,446	509,696
Convertible Notes Payable (net of debt discount of $24,914 at June 30, 2013 and $217,535 at December 31, 2012) (C)	1,226,406	914,506
Totals	$4,748,453	$3,936,955

(A)	Notes Payable

         i.            In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum. As a financing incentive, the individual received a warrant to purchase 20,000 shares of the Company’s common stock at $1.00 per share. The warrants expired in November 2011. The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrant of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $23,641 and $23,046 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

        ii.            On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and has a stated interest rate of 15% per annum. As a financing incentive, the lender received a three-year warrant vesting on January 31, 2011, to purchase 452,354 shares of common stock at an exercise price of $0.01 per share, and also received a five-year warrant, vesting on June 30, 2011, to purchase 452,354 shares at an exercise price of $0.01 per share. The gross proceeds from the sale of the note of $500,000 were recorded net of a discount of $137,703. The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $63,114 for the year ended December 31, 2012. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that deferred payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of default. The unpaid balance, including accrued interest, was $750,603 and $698,534 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

      iii.            On August 1, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 31, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $11,088. The debt discount consisted of $11,088 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $11,088 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 1, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $60,000 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

      iv.            On August 7, 2012, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 6, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $3,406. The debt discount consisted of $3,406 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $3,406 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 7, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $30,000 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

       v.            On August 22, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 21, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $9,495. The debt discount consisted of $9,495 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $9,495 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 22, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $60,000 June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

      vi.            In December 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of June 30, 2013. Notes in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 2,000,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The fair value of the three-year warrants issued in connection with the notes on the date of issuance aggregated $32,202, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $14,129 and $28,258 for the three and six months ended June 30, 2013, respectively. The unpaid balance, including accrued interest, was $1,089,260 and $1,000,000 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

vii. On May 8, 2013, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 5, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.10 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $928. The debt discount consisted of $928 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $848 for the three months ended June 30, 2013. The Company repaid $10,000 during May and June 2013. The carrying value of the unpaid balance was $20,000 at June 30, 2013. The Company is not compliant with the repayment terms of the note.

(B)	Notes Payable – Related Parties

         i.            In September 2008, Earnest Mathis, a former shareholder, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum. The promissory note matured on September 13, 2009. The unpaid balance, including accrued interest, was $22,190 and $21,446 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

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

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $29,346 and $28,726 at June 30, 2013 and December 31, 2012, respectively. The shares have not been issued to Morrison Partners, LLC, and the Company is not in compliance with the repayment terms of the notes.

      iii.            During March, 2010 through October 2011, an employee of the Company loaned to the Company $65,958, of which $16,000 and $49,958 was advanced during 2011 and 2010, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010 and $8,000 during April 2012. In addition, the employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance, including accrued interest, was $55,764 and $54,551 at June 30, 2013 and December 31, 2012, respectively.

      iv.            On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility with an entity owned by a related party. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. The Company has not made a note payment and is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the loan balance, including principal and interest, may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing. In addition, with each drawdown the related party received a three-year warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal loaned at such time, up to 1,000,000 shares in the aggregate for all drawdowns. Each warrant has an exercise price of $0.10 per share, is vested upon issuance, and expires on October 17, 2014. The Company received $125,000 and $275,000 in gross proceeds during the years ended December 31, 2012 and December 31, 2011, respectively. The Company issued warrants to purchase an aggregate of 312,500 and 687,500 shares of the Company’s common stock during the years ended December 31, 2012 and December 31, 2011, respectively. The unpaid balance of the loan, including accrued interest, was $441,655 and $400,000 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

The conversion price of the outstanding loan amounts was not fixed and determinable on the date of issuance and, as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option on the date of issuance was valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the three-year warrants on the date of issuance aggregated $105,363, and was recorded as debt discount. The debt discount was fully amortized through the term of the loan and amounted to $45,280 and $85,342 for the three and six months ended June 30, 2012, respectively.

During December 2012 the Company amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. For executing the agreement, the holder was granted a three-year warrant to purchase 1,000,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $49,439 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $21,188 and $42,376 for the three and six months ended June 30, 2013, respectively.

       v.            On February 28, 2012, Michael Rosenthal, Chairman of the Company’s Board of Directors, advanced the Company $50,000. The advance is evidenced by a promissory note bearing interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012. In addition, Mr. Rosenthal received a three-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company recorded a debt discount of $7,997 to the face value of the note based upon the fair values of the warrants. The discount was being accreted over the life of the note which amounted to $3,999 and $5,405 for the three and six months ended June 30, 2012, respectively. The unpaid balance, including accrued interest, was $57,853 and $52,647 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

During December 2012 the Company amended the note to extend the due date to June 30, 2013. For executing the agreement, the holder was granted a three-year warrant to purchase 125,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $6,180 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $2,649 and $5,298 for the three and six months ended June 30, 2013, respectively.

      vi.            During April 2013 and June 2013, Barry Brookstein, CFO, loaned to the Company $37,050. The loan is evidenced by a promissory note payable with interest at 18% and is due on demand. The unpaid balance, including accrued interest, was $37,638 at June 30, 2013.

 (C) Convertible Notes Payable

         i.            On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011. The holder, at any time, may convert the promissory note into shares of the Company’s common stock at $0.05 per share. The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance, including accrued interest, was $9,402 and $9,164 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

        ii.            On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting April 28, 2011, to purchase 705,882 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has not made a note payment, and the Company received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company’s closing a debt or equity financing of $600,000 or more. The unpaid balance on the note was $70,588 at June 30, 2013 and December 31, 2012. The Company is not compliant with the repayment terms of the note.

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

      iii.            On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The loan holder advanced an additional $1,750 in September 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting July 15, 2011, to purchase 1,098,220 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company repaid $1,784 during 2012. The unpaid balance was $109,789 at June 30, 2013 and December 31, 2012. The Company is not compliant with the repayment terms of the note.

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

      iv.            In March 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares the Company’s common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. Notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of the Company’s common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. The unpaid balance on the notes was $924,837 and $850,000 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $789,073, and was recorded as debt discount. The debt discount was fully amortized through the term of the notes and amounted to $316,958 and $345,418 for the three and six months ended June 30, 2012, respectively.

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

The Company evaluated the change in cash flows in connection with the October amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $140,759 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The accretion of the debt discount on the modified debt amounted to $52,785 and $105,570 for the three and six months ended June 30, 2013, respectively.

       v.            In August 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. During year ended December 31, 2012, notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of the Company’s common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The unpaid balance on the notes was $953,103 and $875,000 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $499,186, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $217,535 for the six months ended June 30, 2013.

      vi.            During May 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due one year from each advance. After 90 days from each advance, a one-time 12% interest charge shall also be added to note. At any time, the outstanding principle and interest may be converted into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the lowest closing price of the stock for the twenty-five (25) business days preceding the conversion notice. As of September 3, 2013, the Company has been advanced $25,000 on this note. The unpaid balance on the notes was $27,778 at June 30, 2013

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option issued in connection with the note on the date of issuance was $28,473, and $25,000 was recorded as a debt discount and the excess balance was booked directly to interest expense. The debt discount was amortized through the term of the notes and amounted to $3,559 for the three and six months ended June 30, 2013.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013 and December 31, 2012, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
June 30, 2013	$—	$—	$171,822	$171,822
December 31, 2012	$—	$—	$432,030	$432,030

The 2013 and 2012 derivative liabilities are measured at fair value using the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Fair value, beginning of period	$432,030	$155,813
Derivative liabilities recorded during the period	33,186	1,323,548
Reclassification to equity upon conversion of note	—	(1,787,542)
Reclassification to equity upon amendment of notes and warrants	—	(1,152,144)
Net unrealized (gain) loss on derivative financial instruments	(293,394)	1,892,355
Fair value, end of period	$171,822	$432,030

9. STOCK OPTIONS AND WARRANTS

Stock Options – Employment Letter Agreement:

On July 3, 2011, in conjunction with Chris White’s employment as the Company’s Vice President of Global Supply Chain, the Company granted Mr. White a seven-year option to purchase 2,950,000 shares of the Company’s common stock at $0.20 per share. The option vested as to 1,180,000 shares on the date of grant, and vests as to 295,000 on each of the first six semi-annual anniversaries of the grant date. The fair value of the option was approximately $317,400. During May 2013, Mr. White resigned from the Company and in accordance with the terms of his non-qualified stock option agreement, all the option shares vest immediately with a revised expiration date of November 17, 2013.

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

750,000 shares vest immediately.

750,000 shares vest upon receipt of certificates issued by IMO Control (Institute for Marker Ecology) certifying compliance with IMO Controls ‘For Life’ Fair Trade standards for three key Company suppliers.

750,000 shares vest upon the launch by Mr. White of an internal “alpha” demonstration website that contains certain functionality.

198,250 shares vest on each of the next 8 quarter dates starting January 6, 2013 through October 6,, 2014. The final quarterly vesting will be 199,969 shares.

The Company recognized stock based compensation expense associated with stock options included in general and administrative expenses on the condensed consolidated statement of operations of $102,846 and $32,489 for the three months ended June 30, 2013 and 2012, respectively, and $298,989 and $62,623 for the six months ended June 30, 2013 and 2012, respectively for these awards.

Options Summary:

A summary of option activity during the six months ended June 30, 2013 and the year ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2011	2,983,750	$0.31	4.00	$—
Granted	6,559,146	0.46	3.55	—
Exercised	—	—	—	—
Forfeited	(1,500,000)	0.20	—	—
Balance at December 31, 2012	8,042,896	0.45	3.47	88,500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(325,000)	0.25	—	—
Balance at June 30, 2013	7,717,896	$0.46	1.20	$—

Exercisable at June 30, 2013	7,191,183	$0.48	1.20	$—

The Company expects to amortize the remaining stock based compensation expense of approximately $88,000 over the vesting term of the options.

Common Stock Warrants Summary:

Warrant transactions during the six months ended June 30, 2013 and the year ended December 31, 2012 were as follows:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2011	5,862,140	$0.12
Granted	10,775,000	0.34
Exercised	(2,039,735)	0.10
Forfeited	(103,064)	0.10
Balance, December 31, 2012	14,494,341	$0.28
Granted	275,000	0.15
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2013	14,769,341	$0.28	2.30	$81,508

Exercisable, June 30, 2013	14,769,341	$0.28	2.30	$81,508

The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.0825 per share as of June 30, 2013, and the exercise price of the warrants.

The following table presents information related to warrants at June 30, 2013:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.01	452,354	2.58	452,354
0.10	692,802	2.63	692,802
0.25	705,882	2.83	705,882
0.25	575,000	2.96	575,000
0.01	452,355	3.00	452,355
0.25	1,098,220	3.04	1,098,220
0.001	195,291	1.25	195,291
0.10	1,000,000	1.38	1,000,000
0.10	125,000	1.67	125,000
0.25	300,000	1.67	300,000
0.10	1,197,437	1.71	1,197,437
0.50	50,000	2.08	50,000
0.50	25,000	2.08	25,000
0.50	50,000	2.17	50,000
0.50	25,000	2.17	25,000
0.25	250,000	2.00	250,000
0.50	1,870,000	2.17	1,870,000
0.50	55,000	2.25	55,000
0.50	1,550,000	2.33	1,550,000
0.50	1,125,000	2.42	1,125,000
0.50	1,000,000	2.42	1,000,000
0.25	1,200,000	2.50	1,200,000
0.50	500,000	2.50	500,000
0.10	25,000	2.88	25,000
0.15	250,000	2.92	250,000
	14,769,341	2.30	14,769,341

10. RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16-month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At June 30, 2013 and December 31, 2012, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Employee Warrants

On February 29, 2012, an employee was granted a three year warrant to purchase 300,000 shares of the Company’s common stock for services rendered. The warrant vested upon grant, and was exercisable at $0.25 per share. The Company recorded a charge for $6,149 to stock based compensation for the six months ended June 30, 2012.

11	. COMMITMENTS AND CONTINGENCIES

Agreements

During October 2012 we leased approximately 1,641 square feet of office space located at 2030 Addison Street, Berkeley, CA for approximately $4,200 per month under a 29 month agreement with rental payments commencing on January 1, 2013. The rental fee escalated to approximately $4,350 on April 1, 2013 and approximately $4,500 on April 1, 2014.

Future minimum lease payments under all operating leases as of June 30, 2013, are approximately as follows:

Year Ending December 31,	Amount
2013	$ 26,098
2014	53,371
2015	13,441

Total	$ 92,910

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

On June 20, 2013, the Company was served a lawsuit for a disputed loan issued by the Company. The lawsuit was Austin Noll Jr. plaintiff, vs. Organic Alliance, Inc. and DOES 1 through 50, defendants, for a $50,000 loan issued in July 2009. The case will be reviewed by the Company’s legal counsel. The Company’s position is the loan was repaid by the Company in July 2010.

On July 30 2013, the Company was served with a lawsuit for past due liabilities of the Company.  The lawsuit was Tom Ver. LLC d/b/a MexFresh Produce, plaintiff, vs. Organic Alliance, Inc., et al, for past due produce liabilities of $53,863.53. The lawsuit was filed in the United States District Court of the Northern District of California. . The case will be reviewed by the Company’s legal counsel.

On August 1, 2013, the Company received a “Notice of Labor Laws Violation” under California Labor Code 2699, 2699.3 and 2699.5. The notice was file by an employee, Kenneth Horwitz and all current and former employees against Organic Alliance, Inc. Parker Booth, CEO and Barry Brookstein, CFO. The notice alleges various California labor laws violations and seeks wages and penalties from the Company, Mr. Booth and Mr. Brookstein. The notice will be reviewed by the Company’s legal counsel.

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2013	December 31, 2012
Due to consultant (Note 10)	$100,000	$100,000
Payroll and payroll taxes payable (A)	1,680,534	1,399,049
Other accrued liabilities	71,281	235,814
	$1,851,815	$1,734,863
(A)

As of June 30, 2013 and December 31, 2012, the Company has unpaid payroll taxes including penalties and interest of $309,067 and $286,027, respectively, which have yet to be remitted to the taxing authorities and returns have yet to be filed.

13.	SUBSEQUENT EVENTS

During July 2013, the Company issued a $53,000 convertible promissory note bearing interest at 8% per annum. The convertible promissory note is due on March 10, 2014 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 51% of the closing price for the average three lowest trading days during the previous thirty (30) trading days preceding the conversion notice. The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance was valued using the binomial lattice options pricing model and recorded as a derivative liability. In addition, the agreement requires the Company reserve 6,500,000 shares of the Company’s common stock for issuance upon full conversion of the convertible promissory note.

During July 2013, an individual loaned to the Company $10,000. The loan is evidenced by a promissory note payable with interest at 18% and is due on demand.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2013, the Company had limited cash, a working capital deficit of approximately $8,220,000 accumulated losses of approximately $22,478,000 since its inception, and has $309,067 of payroll tax liabilities inclusive of penalties and interest withheld from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. The Company ceased paying payroll beginning May 1, 2013. Most employees were furloughed or resigned by May 31, 2013. The Company plans to restart selling activities upon obtaining suitable financing. The Company’s accounts receivable are pledged per a factoring agreement. At June 30, 2013, the Company was not compliant with the repayments terms of various notes payable for an aggregate of approximately $4,652,000 including accrued interest. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and increasing its revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of growing high margin revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company does not have commitments from third parties for a sufficient amount of additional capital, the Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue or resume its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants or may require that the Company relinquish valuable rights.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. Our Company’s produce is sold to our Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $5,000 at June 30, 2013 and December 31, 2012, respectively.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market, and includes principally produce our Company purchases from growers and packaging materials. Our Company held $75,228 and $139,888 of inventory as of June 30, 2013 and December 31, 2012, respectively.

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

Results of Operations

Results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012

For the three months ended June 30, 2013, we had net sales of $290,403 compared to $630,294 for the three months ended June 30, 2012. The $339,891 or 54% decrease was attributable to suspending selling activities during early May 2013 due to a cash flow crisis. The Company plans to restart selling activities upon obtaining suitable financing.

For the three months ended June 30, 2013, our cost of goods sold was $247,285 compared to $570,557 for the three months ended June 30, 2012, the $323,272 or 57% decrease was primarily attributable to the lower sales volume.

For the three months ended June 30, 2013, our gross margin was $43,118 or 14.8% of sales compared to a gross margin of $59,737 or 9.5% of sales for the three months ended June 30, 2012. The increase in the gross margin as a percentage of sales was attributable to a positive impact from the Company’s change towards securing long-term supply contracts with our growing partners that resulted in lower costs.

For the three months ended June 30, 2013, we had general and administrative (G&A) expenses of $621,741 compared to $1,097,172 for the three months ended June 30, 2012. The decrease in G&A expenses of $475,431, or 43%, is primarily attributable to decreased payroll expenses of approximately $30,000 as most employees were furloughed or resigned by May 31, 2013 due to a cash flow crisis, decreased stock based compensation of approximately $430,000 for key employee compensation, financing compensation and investor relations compensation, and general decrease of other operating costs of approximately $15,000.

For the three months ended June 30, 2013, our operating loss was $578,623 compared to $1,037,435 for the three months ended June 30, 2012. The $458,812, or 44%, decrease in net operating loss was primarily attributable to the lower G&A expenses described above.

For the three months ended June 30, 2013, other expense was $209,196 compared to $2,296,630 for the three months ended June 30, 2012. Included in other expense were the following items:

interest expense of $179,215 and $83,579 on notes and loans payable for the three months ended June 30, 2013 and 2012, respectively. The increase is due to increased loan amounts;

amortization of discount on notes payable of $95,157 and $404,240 for the three months ended June 30, 2013 and 2012, respectively. The decrease is due to overall decrease in notes issued during the period with equity instruments fair valued and recorded as debt discounts;

factor advance fees of $15,518 and $27,382 for the three months ended June 30, 2013 and 2012, respectively. The decrease is due to suspending selling activities;

a $80,694 gain on change in fair value of derivative liability for the three months ended June 30, 2013 compared to a loss on change in fair value of derivative liability of 1,719,679 for the three months ended June 30, 2012. The change is due to a decrease in the market price of our common stock; and

finance fees of $61,750 for the three months ended June 30, 2012 relating to our offering of $475,000 of secured promissory notes that began funding during March 2012.

For the three months ended June 30, 2013, the net loss was $787,819, or $0.04, basic and diluted loss per share compared to $3,334,065, or $0.19, basic and diluted loss per share for the three months ended June 30, 2012. The $2,546,246 or 76% decrease in net loss was primarily attributable to factors described above.

Results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

For the six months ended June 30, 2013, we had net sales of $981,205 compared to $966,301, for the six months ended June 30, 2012. The $14,904 or 2% increase was attributable to growth in the retail segment. However, the Company suspended selling activities during early May 2013 due to a cash flow crisis. The Company plans to restart selling activities upon obtaining suitable financing.

For the six months ended June 30, 2013, our cost of goods sold was $861,180 compared to $873,420 for the six months ended June 30, 2012, the $12,240 or 1% decrease was primarily attributable to efficient purchasing practices.

For the six months ended June 30, 2013, our gross margin was $120,025 or 12.2% of sales compared to a gross margin of $92,881 or 9.6% of sales for the six months ended June 30, 2012. The increase in the gross margin as a percentage of sales was attributable to a positive impact from the Company’s change towards securing long-term supply contracts with our growing partners that resulted in lower costs.

For the six months ended June 30, 2013, we had general and administrative (G&A) expenses of $1,511,852 compared to $1,554,014 for the six months ended June 30, 2012. The decrease in G&A expenses of $42,162, or 3%, is primarily attributable to decreased stock based compensation of approximately $273,000 for key employee compensation, financing compensation and investor relations compensation, offset by increased payroll expenses of approximately $74,000 for the hiring of key management positions and staff to support company growth, however, most employees were furloughed or resigned by May 31, 2013 due to a cash flow crisis. In addition, the Company wrote-off approximated $95,000 of grower advances and deposits that were deemed worthless and a general increase of other operating costs of approximately $62,000.

For the six months ended June 30, 2013, our operating loss was $1,391,827 compared to $1,461,133 for the six months ended June 30, 2012. The $69,306, or 5%, decrease in net operating loss was primarily attributable to the lower G&A expenses described above.

For the six months ended June 30, 2013, other expense was $509,673 compared to $2,803,765 for the six months ended June 30, 2012. Included in other expense were the following items:

interest expense of $358,548 and $136,427 on notes and loans payable for the six months ended June 30, 2013 and 2012, respectively. The increase is due to increased loan amounts;

amortization of discount on notes payable of $403,443 and $514,252 for the six months ended June 30, 2013 and 2012, respectively. The decrease is due to overall decrease in notes issued during the period with equity instruments fair valued and recorded as debt discounts;

factor advance fees of $41,076 and $40,892 for the six months ended June 30, 2013 and 2012, respectively. The increase is due to higher sales activities;

a $293,394 gain on change in fair value of derivative liability for the six months ended June 30, 2013 compared to a loss on change in fair value of derivative liability of 1,997,944 for the six months ended June 30, 2012. The change is due to a decrease in the market price of our common stock; and

finance fees of $114,250 for the six months ended June 30, 2012 relating to our offering of $850,000 of secured promissory notes that began funding during March 2012.

For the six months ended June 30, 2013, the net loss was $1,901,500, or $0.10, basic and diluted loss per share compared to $4,264,898, or $0.25, basic and diluted loss per share for the six months ended June 30, 2012. The $2,363,398 or 55% decrease in net loss was primarily attributable to factors described above.

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

As of June 30, 2013, we have $309,067 of payroll tax liabilities inclusive of penalties and interest, from wages paid which have yet to be remitted to the taxing authorities.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. As of June 30, 2013, we had limited cash, a working capital deficit of approximately $8,220,000 and have accumulated losses of approximately $22,717,000 since our inception. During early May 2013, we suspended selling activities due to a cash flow crisis. Most Employees were furloughed or resigned by May 31, 2013. We plan to restart selling activities upon obtaining suitable financing.

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

At June 30, 2013, we are not compliant with the repayments terms of various notes payable for an aggregate of approximately $4,652,000 including accrued interest.

We have limited funding available for marketing and will rely solely on the Company’s ability to raise debt or equity funds in the immediate future.

Our contractual obligations consist of notes and loans payable in the amount of $4,748,453 including accrued interest of $567,284, at June 30, 2013.

On February 28, 2012, we issued a $50,000 promissory note to a related party. The loan bears interest at 21% and had a maturity date of the earlier of an event of default or August 28, 2012. During December 2012, we amended the note to extend the due date to June 30, 2013. For consideration, the holder was granted a warrant to purchase 125,000 shares of our common stock equal to two and a half times the principal amount of the note amended, exercisable at $0.20 per share. The Company is not compliant with of the repayment terms of the note.

In March 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. During October 2012 we amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 in principal agreed to such amendments were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share. The Company is not compliant with of the repayment terms of the note.

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

On May 15, 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due one year from each advance. After 90 days from each advance, a one-time 12% interest charge shall also be added to note. At any time, the outstanding principle and interest may be converted into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the average closing price of the stock for the twenty-five (25) business days preceding the conversion notice. As of September 3, 2013, the Company has been advanced $25,000 on this note.

During April 2013 and June 2013, Barry Brookstein, CFO, loaned to the Company $37,050. The loan is evidenced by a promissory note payable with interest at 18% and is due on demand.

During June 2013, the Company issued a $53,000 convertible promissory note bearing interest at 8% per annum. The note funded on July 2, 2013. The convertible promissory note is due on March 10, 2014 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 51% of the closing price for the average three lowest trading days during the previous thirty (30) trading days preceding the conversion notice. In addition, the agreement requires the Company reserve 6,500,000 shares of the Company’s common stock for issuance upon full conversion of the of the convertible promissory note.

One July 9, 2013, an individual loaned to the Company $10,000. The loan is evidenced by a promissory note payable with interest at 18% and is due on demand.

Net Cash Flows

For the six months ended June 30, 2013, net cash used in operating activities was $210,912 compared to $1,103,497 net cash used in operating activities for the six months ended June 30, 2012. The decrease of $892,585 or 81% primarily was attributable to increased accounts payable and decreased accounts receivables and inventory as the Company suspending selling activities during the six months ended June 30, 2013.

For the six months ended June 30, 2013, net cash provided by financing activities was $51,566 compared to $1,102,090 for six months ended June 30, 2012. The decrease of $1,056,524, or 95%, was related to proceeds from the sales of secured promissory notes in the six months ended June 30, 2012.

At June 30, 2013 and 2012, respectively, we had outstanding options to purchase 7,717,896 and 4,058,750 shares of our common stock, and warrants to purchase 14,769,341 and 8,937,140 shares of our common stock. The outstanding stock options have a weighted average exercise price of $0.46 per share. The outstanding warrants have an exercise price from $0.001 to $0.50 per share. Accordingly, at June 30, 2013, the outstanding options and warrants represented a total of 22,487,237 shares issuable for a maximum of $7,695,795 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder. There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2013. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. The Company’s principal executive officer and principal financial officer, has chosen the COSO framework on which to base its assessment and conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

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

On June 20, 2013, the Company was served a lawsuit for a disputed loan issued by the Company. The lawsuit was Austin Noll Jr. plaintiff, vs. Organic Alliance, Inc. and DOES 1 through 50, defendants, for a $50,000 loan issued in July 2009. The case will be reviewed by the Company’s legal counsel. The Company’s position is the loan was repaid by the Company in July 2010.

On July 30 2013, the Company was served with a lawsuit for past due liabilities of the Company.  The lawsuit was Tom Ver. LLC d/b/a MexFresh Produce, plaintiff, vs. Organic Alliance, Inc., et al, for past due produce liabilities of $53,863.53. The lawsuit was filed in the United States District Court of the Northern District of California. . The case will be reviewed by the Company’s legal counsel.

On August 1, 2013, the Company received a “Notice of Labor Laws Violation” under California Labor Code 2699, 2699.3 and 2699.5. The notice was file by an employee, Kenneth Horwitz and all current and former employees against Organic Alliance, Inc. Parker Booth, CEO and Barry Brookstein, CFO. The notice alleges various California labor laws violations and seeks wages and penalties from the Company, Mr. Booth and Mr. Brookstein. The notice will be reviewed by the Company’s legal counsel.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. During October 2012 we amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 agreed to such amendments were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share. We defaulted on the notes, and the unpaid balance, including accrued interest, was $924,837 at June 30, 2013. We currently are seeking to amend the notes.

In August 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. We defaulted on the notes, and the unpaid balance, including accrued interest, was $953,103 at June 30, 2013. We currently are seeking to amend the notes.

In December 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of June 30, 2013. The full amount of the offering was not reached and notes in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 2,000,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. We defaulted on the notes, and the unpaid balance, including accrued interest, was $1,089,260 at June 30, 2013. We currently are seeking to amend the notes.

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

ORGANIC ALLIANCE, INC.

Date: September 3, 2013	Organic Alliance, Inc.
By: /s/ Parker Booth
Parker Booth Chief Executive Officer and Director

Date: September 3, 2013	Organic Alliance, Inc.
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