Form 10-Q/A
period 2013-06-30
Organic Alliance, Inc.
filed 2013-09-23
CIK 1442634

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 20, 2013
Common stock, $0.0001 par value	18,473,554

EXPLANATORY NOTE The purpose of this Amendment No. 1 to the Organic Alliance Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on September 4, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

      vi.            During May 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due one year from each advance. After 90 days from each advance, a one-time 12% interest charge shall also be added to note. At any time, the outstanding principle and interest may be converted into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the lowest closing price of the stock for the twenty-five (25) business days preceding the conversion notice. As of September 20, 2013, the Company has been advanced $25,000 on this note. The unpaid balance on the notes was $27,778 at June 30, 2013

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option issued in connection with the note on the date of issuance was $28,473, and $25,000 was recorded as a debt discount and the excess balance was booked directly to interest expense. The debt discount was amortized through the term of the notes and amounted to $3,559 for the three and six months ended June 30, 2013.

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

On May 15, 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due one year from each advance. After 90 days from each advance, a one-time 12% interest charge shall also be added to note. At any time, the outstanding principle and interest may be converted into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the average closing price of the stock for the twenty-five (25) business days preceding the conversion notice. As of September 20, 2013, the Company has been advanced $25,000 on this note.

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

ORGANIC ALLIANCE, INC.

Date: September 20, 2013	Organic Alliance, Inc.
By: /s/ Parker Booth
Parker Booth Chief Executive Officer and Director

Date: September 20, 2013	Organic Alliance, Inc.
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