Form 10-Q
period 2013-09-30
Organic Alliance, Inc.
filed 2013-12-31
CIK 1442634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

PO Box 6465, Carmel, CA 93921
(Address of Principal Executive Offices) (Zip Code)

(386)409--0200
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2013
Common stock, $0.0001 par value	18,473,554

ORGANIC ALLIANCE, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and Development Stage from July 1, 2013 to September 30, 2013 (unaudited)	F-2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and Development Stage from July 1, 2013 to September 30, 2013 (unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-4
ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 4.	CONTROLS AND PROCEDURES	11
PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Organic Alliance Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$1,431	$159,346
Accounts receivable, net	—	211,288
Inventory	—	139,888
Prepaid expenses and other current assets	9,752	98,074
Total current assets	11,183	608,596

Total Assets	$11,183	$608,596

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$1,537,313	$993,240
Due to factor	118,561	213,778
Accrued expenses and other current liabilities	1,828,834	1,734,863
Derivative liabilities	1,393,054	432,030
Notes payable to related parties and others, net of discounts	4,972,257	3,936,955
Total current liabilities	9,850,019	7,310,866

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, no stated value;
10,000,000 shares authorized; -0- shares issued
and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 18,473,554 and 17,795,376 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; In addition,
36,300,000 and 0 shares issued in reserve and outstanding at
September 30, 2013 and December 31, 2012, respectively	1,848	1,780
Additional paid-in capital	14,287,582	13,872,597
Accumulated deficit	(22,478,147)	—
Deficit accumulated during the development stage	(1,650,119)	(20,576,647)
Total stockholders' deficiency	(9,838,836)	(6,702,270)

Total Liabilities and Stockholders' Deficiency	$11,183	$608,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organic Alliance Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
					Development Stage Period from
	For the Three Months Ended		For the Nine Months Ended		July 1, 2013 to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$—	$335,456	$981,205	$1,301,757	—
Cost of sales	—	304,274	861,180	1,177,694	—

Gross margin	—	31,182	120,025	124,063	—

General and administrative expenses	297,235	564,486	1,809,087	2,118,500	297,235

Operating loss	(297,235)	(533,304)	(1,689,062)	(1,994,437)	(297,235)

Other expense:
Interest expense	252,434	806,428	1,055,501	1,612,249	252,434
Change in fair value of derivative liability	1,100,450	2,274,621	807,056	4,272,565	1,100,450
Total other expense	1,352,884	3,081,049	1,862,557	5,884,814	1,352,884

Net loss	$(1,650,119)	$(3,614,353)	$(3,551,619)	$(7,879,251)	(1,650,119)

Basic and diluted loss per share	$(0.08)	$(0.21)	$(0.18)	$(0.46)

Weighted average number of common
shares outstanding - basic and diluted	19,629,743	16,971,814	19,519,853	17,228,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Organic Alliance Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
			Development Stage
			Period from
	For the Nine Months Ended		July 1, 2013 to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flows from operating activities:
Net loss	$(3,551,619)	$(7,879,251)	$(1,650,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	55,000	47,250	—
Share-based compensation	330,266	587,456	31,277
Non-cash interest	535,570	77,172	181,941
Provision for doubtful accounts	2,001	(500)	2,001
Change in fair value of derivative liability	843,338	4,272,565	1,136,732
Amortization on discount of note payable	433,638	1,067,539	30,196
Changes in operating assets and liabilities:
Accounts receivable	209,287	(79,679)	36,577
Inventory	139,888	(244,630)	75,228
Prepaid expenses and other current assets	88,322	(37,955)	60,975
Accounts payable	544,073	(99,560)	51,856
Accrued expenses and other current liabilities	127,543	242,629	11,555
Net cash used in operating activities	(242,693)	(2,046,964)	(31,781)

Cash flows from financing activities
Proceeds from notes and loans payable	190,995	2,055,000	96,167
Principal payments on note payable	(11,000)	(8,000)	—
Cash overdraft	—	—	(34,536)
Net advances (repayments) from/to factor	(95,217)	66,755	(28,419)
Net cash provided by financing activities	84,778	2,113,755	33,212

Net decrease in cash	(157,915)	66,791	1,431
Cash - beginning of the period	159,346	5,852	—
Cash - end of the period	$1,431	$72,643	$1,431

Supplemental disclosures:
Interest paid	$85,145	$467,538	$39,151

Supplemental disclosure for non-cash financing activities:
Discount on notes payable	$113,901	$1,343,248	$84,500

Reclassification of derivative liabilities upon conversion of note	$—	$1,787,541	$—

Issuance of common stock to convert notes payable	$—	$12,380	$—

Issuance of common stock to settle liability	$33,572	$1,146,702	$—

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

On July 1, 2013, the Company temporarily suspended operations and elected to enter the development stage. The Company will be pursuing other business opportunities in addition to the organic and Fair Trade certified fruits and vegetables global market.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage – The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”.

On July 1, 2013, the Company temporarily suspended operations and elected to enter the development stage. All inventories and deposits from the former operations were written off as of July 1, 2013.

Due to unfavorable financing conditions and inability to obtain suitable financing, the Company has determined that it will develop other markets in addition to the organic and Fair Trade certified fruits and vegetables global market.

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

The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on June 13, 2013.

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

Allowance for Doubtful Accounts - An allowance for uncollectible accounts receivable is recorded based on a combination of aging analysis, past practices and any specific troubled accounts. The Company’s produce is sold to the Company’s customers for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 10 to 30 days of delivery. Accounts are written off when uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance account. The allowance for doubtful accounts amounted to $7,001 and $5,000 at September 30, 2013 and December 31, 2012, respectively.

In addition, the Company factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 3% to 5% depending on the actual timing of the collection. The actual recognition and amount of such fees may differ from the estimates depending upon the timing of collections. The Company has not factored any receivables since May 2013.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market. All inventories were written off as of July 1, 2013. At December 31. 2012, inventory included principally produce the Company purchased from growers ($34,547) and packaging materials ($105,341). The Company held $139,888 of inventory as of December 31, 2012.

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

The Company signed convertible notes and has determined that a conversion option is embedded in the note and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion option was determined using the binomial model. The fair value of the conversion option will be classified as a liability until the debt is converted by the note holders or paid back by the Company. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the conversion option as a liability until the conversion option is exercised, expires or is amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges for the nine months ended September 30:

	2013	2012
Risk-free interest rate	0.02%-0.63%	0.14%-0.31%
Dividend yield	N/A	N/A
Expected volatility	26.4%-48.7%	31.6%-56.0%
Expected life in months and years	3 months – 2.8 years	3 months – 4.3 years

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

For the Black-Scholes pricing model, the Company used the following assumptions and weighted average fair value ranges for the nine months ended September 30:

	2013	2012
Risk-free interest rate	0.34%-2.54%	0.32%-2.54%
Dividend yield	N/A	N/A
Expected volatility	34.7%-54.2%	36.4%-50.2%
Expected life in years	3-7	2.5-7

Concentrations - The Company maintains cash balances at various high quality federally insured financial institutions, with balances at times, in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose a minimum credit risk. The Company has not experienced any losses in such accounts.

The Company had no sales, receivables or purchases during the three months ended September 30, 2013.

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

In accordance with ASC 260 “Earnings per Share”, the Company has given effect to the issuance of warrants to purchase approximately 1,100,000 shares of the Company’s common stock as of September 30, 2013 and 2012, exercisable at $0.01. These warrants have been included in computing the basic net loss per share for the three and nine months ended September 30, 2013 and 2012. Additionally, included in the Company’s weighted average shares outstanding are 56,189 shares earned, but not issued, as at September 30, 2013 and 2012.

Total common stock equivalents which were excluded (since their inclusion would be anti-dilutive) are those shares issuable upon the exercise of warrants, options and the conversion of convertible notes, as of September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
Options	7,717,896	4,455,177
Warrants	14,004,927	9,104,403
Convertible notes (1)	89,155,749	4,938,403
Total Common stock equivalents	110,878,572	18,497,983

Due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for options, warrants and convertible instruments, the Company has accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative is marketed to market through earnings at the end of each reporting period.  For the three and nine months ended September 30, 2013 the Company has recorded an expense of $25,047, as a part of the derivative liability on the accompanying condensed balance sheet.

(1)	At September 30, 2013, the Company reserved 36,300,000 shares of Common Stock from its authorized shares, which covers 8,442,099 shares of common stock issuable upon conversion of certain convertible notes. The remaining 80,713,650 shares of common stock issuable upon conversion of convertible notes are not covered by reserve shares. There were no reserves shares at September 30, 2012.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3	. GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2013, the Company had limited cash, a working capital deficit of approximately $9,839,000, accumulated losses of approximately $24,128,000 since its inception of which $1,650,119 are deficits accumulated during the development stage, and has $320,622 of payroll tax liabilities inclusive of penalties and interest withheld from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. The Company ceased paying payroll beginning May 1, 2013. Most employees were furloughed or resigned by May 31, 2013. At September 30, 2013, the Company was not compliant with the repayments terms of various notes payable for an aggregate of approximately $4,838,000 including accrued interest. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and increasing its revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through pursing new business opportunities, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company does not have commitments from third parties for a sufficient amount of additional capital, the Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue or resume its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants or may require that the Company relinquish valuable rights.

4	. DUE TO FACTOR

On November 1, 2010, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011. The agreement is continuing on a month to month basis. The financial services company commenced funding during February 2011. The financial services company advances up to 80% of qualified customer invoices, less applicable discount fees, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to the Company. The Company is charged 3% for the first 30 days outstanding plus 1/10 of 1% daily for funds outstanding over 30 days. Uncollectable customer invoices are charged back to the Company. At September 30, 2013 and December 31, 2012 the advances from the factor, inclusive of fees, amounted to $118,561 and $213,778, respectively. Advances from the factor are collateralized by substantially all assets of the Company. The Company is in default of this agreement.

5	. PREFERRED STOCK

The Company’s articles of incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as are determined by The Company’s Board of Directors. At September 30, 2013 and December 31 2012, no shares of preferred stock were issued or outstanding.

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

7.	NOTES PAYABLE, LOANS AND DERIVATIVE LIABILITIES

Notes payable to related parties and others, net of discounts consist of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
Notes Payable (net of debt discount $0 and $133,827 at September 30, 2013 and December 31, 2012, respectively) (A)	$2,995,390	$2,512,753
Notes Payable – Related Parties (net of debt discount of $0 and $47,673 at September 30, 2013 and December 31, 2012, respectively) (B)	671,257	509,696
Convertible Notes Payable (net of debt discount of $79,298and $217,535 at September 30, 2013 and at December 31, 2012, respectively) (C)	1,305,610	914,506
Totals	$4,972,257	$3,936,955

(A)	Notes Payable

i.	In May 2010, an individual advanced to the Company $20,000 bearing interest at 6% per annum. As a financing incentive, the individual received a warrant to purchase 20,000 shares of the Company’s common stock at $1.00 per share. The warrants expired in November 2011. The gross proceeds of the note were recorded net of a debt discount of $9,200. The debt discount consisted of the relative fair value of the warrant of $9,200 and is accreted to interest expense ratably over the term of the note. The promissory note matured on November 17, 2011. The unpaid balance, including accrued interest, was $23,944 and $23,046 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

ii.	On February 3, 2011, the Company signed a $500,000 promissory note with a maturity date of August 2, 2012, and has a stated interest rate of 15% per annum. As a financing incentive, the lender received a three-year warrant vesting on January 31, 2011, to purchase 452,354 shares of common stock at an exercise price of $0.01 per share, and also received a five-year warrant, vesting on June 30, 2011, to purchase 452,354 shares at an exercise price of $0.01 per share. The gross proceeds from the sale of the note of $500,000 were recorded net of a discount of $137,703. The debt discount consisted of $137,703 related to the fair value of the warrants and is accreted to interest expense ratably over the term of the note which amounted to $63,114 for the nine months ended September 30, 2012. The Company has not made any note payments and received a waiver from the lender on September 1, 2011 that deferred payment until September 1, 2012 and increased the interest rate to 21% beginning April 4, 2011, the date of the first event of default. The unpaid balance, including accrued interest, was $777,069 and $698,534 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

iii.	On August 1, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 31, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $11,088. The debt discount consisted of $11,088 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $11,088 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 1, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $60,000 at September 30, 2013 and December 31, 2012. The Company is not compliant with the repayment terms of the note.

iv.	On August 7, 2012, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 6, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $3,406. The debt discount consisted of $3,406 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $3,406 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 7, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $30,000 at September 30, 2013 and December 31, 2012. The Company is not compliant with the repayment terms of the note.

v.	On August 22, 2012, the Company issued a $60,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) August 21, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. The gross proceeds from the sale of the note of $60,000 were recorded net of a discount of $9,495. The debt discount consisted of $9,495 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $9,495 for the year ended December 31, 2012. Since the Company satisfied the requirement of item (i) and raised $1,875,000 after August 22, 2012, the discount was recognized over the shorter maturity term. The carrying value of the unpaid balance was $60,000 September 30, 2013 and December 31, 2012. The Company is not compliant with the repayment terms of the note.

vi.	In December 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of September 30, 2013. Notes in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 2,000,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The fair value of the three-year warrants issued in connection with the notes on the date of issuance aggregated $32,202, and was recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $28,257 for the nine months ended September 30, 2013. The unpaid balance, including accrued interest, was $1,134,630 and $1,000,000 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

vii.	On May 8, 2013, the Company issued a $30,000 promissory note with an original issue discount of 20%. The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 5, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.10 per share. The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $928. The debt discount consisted of $928 related to the fair value of the warrant and is accreted to interest expense ratably over the term of the note which amounted to $80 and $928 for the three months and nine months ended September 30, 2013, respectively. The Company repaid $10,000 during May and June 2013. The carrying value of the unpaid balance was $20,000 at September 30, 2013. The Company is not compliant with the repayment terms of the note.

viii.	On July 9, 2013, an individual advanced to the Company $10,000. The advance is evidenced by a promissory note payable with interest at 18% and is due on demand. The unpaid balance, including accrued interest, was $10,409 at September 30, 2013.

(B)	Notes Payable – Related Parties

i.	In September 2008, Earnest Mathis, a former shareholder, advanced to the Company $15,000. The advance is evidenced by a promissory note bearing interest at 10% per annum. The promissory note matured on September 13, 2009. The unpaid balance, including accrued interest, was $22,568 and $21,446 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

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

The November 2009 and February 2010 notes were due on June 30, 2010 and September 30, 2010, respectively. The unpaid balance, including accrued interest, was $29,661 and $28,726 at September 30, 2013 and December 31, 2012, respectively. The shares have not been issued to Morrison Partners, LLC, and the Company is not in compliance with the repayment terms of the notes.

iii.	During March, 2010 through October 2011, a former employee of the Company loaned to the Company $65,958, of which $16,000 and $49,958 was advanced during 2011 and 2010, respectively. The loans are evidenced by promissory notes payable with interest at 5% and are due on demand. The Company repaid $9,000 during 2010 and $8,000 during April 2012. In addition, the former employee will be issued 47,690 shares of the Company’s common stock upon repayment of the promissory notes as additional consideration. The Company will record a fair value for these shares on the measurement date as a charge to interest expense. The unpaid balance, including accrued interest, was $56,381 and $54,551 at September 30, 2013 and December 31, 2012, respectively.

iv.

On October 17, 2011, the Company entered into a $400,000 convertible multi-draw term loan facility with an entity owned by a related party. The loan bears interest at 21% and has a maturity date of the earlier of an event of default or April 17, 2012. The Company has not made a note payment and is currently negotiating an extension of such loan. At the time of any new debt or equity financing of the Company, the loan balance, including principal and interest, may be converted into the number of fully paid and non-assessable debt instruments, shares/or units to be issued in the financing. In addition, with each drawdown the related party received a three-year warrant to purchase 2.5 shares of the Company’s common stock for each $1.00 of principal loaned at such time, up to 1,000,000 shares in the aggregate for all drawdowns. Each warrant has an exercise price of $0.10 per share, is vested upon issuance, and expires on October 17, 2014. The Company received $125,000 and $275,000 in gross proceeds during the years ended December 31, 2012 and December 31, 2011, respectively. The Company issued warrants to purchase an aggregate of 312,500 and 687,500 shares of the Company’s common stock during the years ended December 31, 2012 and December 31, 2011, respectively. The unpaid balance of the loan, including accrued interest, was $462,828 and $400,000 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

The conversion price of the outstanding loan amounts was not fixed and determinable on the date of issuance and, as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion option on the date of issuance was valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the three-year warrants on the date of issuance aggregated $105,363, and was recorded as debt discount. The debt discount was fully amortized through the term of the loan and amounted to $85,342 for the nine months ended September 30, 2012.

During December 2012 the Company amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. For executing the agreement, the holder was granted a three-year warrant to purchase 1,000,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $49,439 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $42,376 for the nine months ended September 30, 2013.

v.

On February 28, 2012, Michael Rosenthal, Chairman of the Company’s Board of Directors, advanced the Company $50,000. The advance is evidenced by a promissory note bearing interest at 21% and has a maturity date of the earlier of an event of default or August 28, 2012. In addition, Mr. Rosenthal received a three-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company recorded a debt discount of $7,997 to the face value of the note based upon the fair values of the warrants. The discount was being accreted over the life of the note which amounted to $2,592 and $7,997 for the three and nine months ended September 30, 2012, respectively. The unpaid balance, including accrued interest, was $60,500 and $52,647 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

During December 2012 the Company amended the note to extend the due date to June 30, 2013. For executing the agreement, the holder was granted a three-year warrant to purchase 125,000 shares of the Company’s common stock, equal to two and one-half times the principal amount of the note amended, exercisable at $0.20 per share. The Company evaluated the change in cash flows in connection with the December amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $6,180 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The debt discount on the modified debt amounted to $5,298 nine months ended September 30, 2013.

vi.	During April 2013 and June 2013, Barry Brookstein, CFO, loaned to the Company $37,050. The loan is evidenced by a promissory note payable with interest at 18% and is due on demand. The unpaid balance, including accrued interest, was $39,319 at September 30, 2013.

 (C) Convertible Notes Payable

i.	On July 30, 2010, an individual advanced the Company $8,000. The advance is evidenced by a promissory note bearing interest at 6% per annum and maturing on March 2, 2011. The holder, at any time, may convert the promissory note into shares of the Company’s common stock at $0.05 per share. The Company calculated the fair value of the beneficial conversion feature using the Black-Scholes pricing model on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance, including accrued interest, was $9,523 and $9,164 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

ii.	On April 28, 2011, the Company issued a $70,588 convertible promissory note with an original issue discount of 15%. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) May 31, 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting April 28, 2011, to purchase 705,882 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has not made a note payment, and the Company received a waiver from the lender on September 1, 2011 that defers payment until May 31, 2012 and waives the provision for payment upon the Company’s closing a debt or equity financing of $600,000 or more. The unpaid balance on the note was $70,588 at September 30, 2013 and December 31, 2012. The Company is not compliant with the repayment terms of the note.

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

On July 15, 2011, the Company issued a $109,822 convertible promissory note with an original issue discount of 15% that consolidated various demand notes from September 2010 through July 2011. The convertible promissory note has a maturity date of the earlier of (i) the Company raising debt or equity financing of $600,000 or more, or (ii) August 31, 2011. The loan holder advanced an additional $1,750 in September 2011. The note may be converted into the Company’s common stock by the holder at $0.05 per share. As a financing incentive, the lender received a five-year warrant, vesting July 15, 2011, to purchase 1,098,220 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company repaid $1,784 during 2012. The unpaid balance was $109,789 at September 30, 2013 and December 31, 2012. The Company is not compliant with the repayment terms of the note.

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

iii.

In March 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares the Company’s common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. Notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of the Company’s common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. The unpaid balance, included accrued interest was $963,356 and $850,000 at September 30, 2013 and December 31, 2012, respectively. Since only a portion of the March 2012 secured promissory notes are convertible into shares of the Company’s common stock, the note value is split to reflect $879,338 in section A and $84,018 in section C at September 30, 2013, and $775,000 in Section A and $75,000 in section C at December 31, 2012 in the Note 7 table above. The Company is not compliant with the repayment terms of the notes.

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $789,073, and was recorded as debt discount. The debt discount was fully amortized through the term of the notes and amounted to $443,655 and $789,073 for the three and nine months ended September 30, 2012, respectively.

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

The Company evaluated the change in cash flows in connection with the October amendment and determined that there was a greater than 10% change between the present value of the existing debt and the amended debt. As a result, the fair value of the three-year warrants aggregated $140,759 and were recorded as a discount to the modified debt and will be accreted over the remaining term of the modified debt and recognized as interest expense. The accretion of the debt discount on the modified debt amounted to $105,570 for the nine months ended September 30, 2013.

iv.

In August 2012, the Company commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by the Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. During year ended December 31, 2012, notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of the Company’s common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. The unpaid balance, included accrued interest was $992,801 and $875,000 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

The conversion price of the note and three-year warrants were not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option and three-year warrants issued in connection with the note on the date of issuance aggregated $499,186, and were recorded as debt discount. The debt discount was amortized through the term of the notes and amounted to $64, 116 for the three months ended September 30, 2012 and $217,535 and $64,116 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

v.

During May 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due one year from each advance. After 90 days from each advance, a one-time 12% interest charge shall also be added to note. At any time, the outstanding principle and interest may be converted into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the lowest closing price of the stock for the twenty-five (25) business days preceding the conversion notice. As of December 31, 2013, the Company has been advanced $40,000 on this note. In addition, the agreement requires the Company reserve 28,000,000 shares of the Company’s common stock for issuance upon conversion of the convertible promissory note. The unpaid balance, included accrued interest was $47,445 at September 30, 2013.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note and warrants on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities. The fair value of the conversion option issued in connection with the note on the dates of issuance was $61,033, and $40,000 was recorded as a debt discount and the excess balance was booked directly to interest expense. The debt discount was amortized through the term of the notes and amounted to $7,118 and $10,677 for the three and nine months ended September 30, 2013, respectively.

vi.

During July 2013, the Company issued a $53,000 convertible promissory note bearing interest at 8% per annum. The convertible promissory note is due on March 10, 2014 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 51% of the closing price for the average three lowest trading days during the previous thirty (30) trading days preceding the conversion notice. In addition, the agreement requires the Company reserve 6,500,000 shares of the Company’s common stock for issuance upon full conversion of the convertible promissory note. The unpaid balance, included accrued interest was $54,045 at September 30, 2013.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance was valued using the binomial lattice options pricing model and recorded as a derivative liability. The fair value of the conversion option issued in connection with the note on the dates of issuance was $68,488, and $53,000 was recorded as a debt discount and the excess balance was booked directly to interest expense. The debt discount was amortized through the term of the notes and amounted to $18,706 for the three and nine months ended September 30, 2013.

During August 2013, the Company issued a $16,500 convertible promissory note bearing interest at 8% per annum. The convertible promissory note is due on May 8, 2014 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 51% of the closing price for the average three lowest trading days during the previous ten (10) trading days preceding the conversion notice. In addition, the agreement requires the Company reserve 1,800,000 shares of the Company’s common stock for issuance upon full conversion of the convertible promissory note. The unpaid balance, included accrued interest was $16,699 at September 30, 2013.

The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance was valued using the binomial lattice options pricing model and recorded as a derivative liability. The fair value of the conversion option issued in connection with the note on the dates of issuance was $19,734, and $16,500 was recorded as a debt discount and the excess balance was booked directly to interest expense. The debt discount was amortized through the term of the notes and amounted to $3,667 for the three and nine months ended September 30, 2013.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
September 30, 2013	$—	$—	$1,393,054	$1,393,054
December 31, 2012	$—	$—	$432,030	$432,030

The 2013 and 2012 derivative liabilities are measured at fair value using the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Nine months Ended September 30, 2013	Year Ended December 31, 2012
Fair value, beginning of period	$432,030	$155,813
Derivative liabilities recorded during the period	153,968	1,323,548
Reclassification to equity upon conversion of note	—	(1,787,542)
Reclassification to equity upon amendment of notes and warrants	—	(1,152,144)
Net unrealized (gain) loss on derivative financial instruments	807,056	1,892,355
Fair value, end of period	$1,393,054	$432,030

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

On May 18, 2012, in conjunction with Jack Connelly’s employment as the Company’s Director of National Sales, the Company granted Mr. Connelly a three-year option to purchase 500,000 shares of the Company’s common stock at $0.25 per share. The option vested as to 100,000 on the date of grant, vests as to 134,000 shares on each of the first two anniversaries of the grant date, and vests as to the final 132,000 shares on November 29, 2014. The fair value of the option was approximately $33,900. On July 1, 2013, Mr. Connelly resigned from the Company and in accordance with the terms of his non-qualified stock option agreement, all the option shares vest immediately with a revised expiration date of December 31, 2013.

On August 31, 2012, in conjunction with George Borzilleri’s employment as the Company’s Manager, National Retail Sales, the Company granted Mr. Borzilleri a three-year option to purchase 396,427 shares of the Company’s common stock at $0.35 per share. The option vested as to 135,714 shares on the date of grant, vests as to 86,904 shares on each of the first two anniversaries of the grant date, and vests as to the final 86,905 shares on March 6, 2015. The fair value of the option was approximately $102,524. On July 1, 2013, Mr. Borzilleri resigned from the Company and in accordance with the terms of his non-qualified stock option agreement, all the option shares vest immediately with a revised expiration date of December 31, 2013.

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

The Company recognized stock based compensation expense associated with stock options included in general and administrative expenses on the condensed consolidated statement of operations of $0 and $35,099 for the three months ended September 30, 2013 and 2012, respectively, and $294,276 and $97,922 for the nine months ended September 30, 2013 and 2012, respectively for these awards.

Options Summary:

A summary of option activity during the nine months ended September 30, 2013 and the year ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2011	2,983,750	$0.31	4.00	$—
Granted	6,559,146	0.46	3.55	—
Exercised	—	—	—	—
Forfeited	(1,500,000)	0.20	—	—
Balance at December 31, 2012	8,042,896	0.45	3.47	88,500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(325,000)	0.25	—	—
Balance at September 30, 2013	7,717,896	$0.46	.18	$—

Exercisable at September 30, 2013	7,191,183	$0.46	.18	$—

The Company has fully amortized all stock options.

Common Stock Warrants:

During June 2013, a consultant was granted a three-year warrant to purchase 250,000 shares of our Company’s common stock at $0.15 per share for accounting services to our Company. The warrant vests immediately.

Warrant transactions during the nine months ended September 30, 2013 and the year ended December 31, 2012 were as follows:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2011	5,862,140	$0.12
Granted	10,775,000	0.34
Exercised	(2,039,735)	0.10
Forfeited	(103,064)	0.10
Balance, December 31, 2012	14,494,341	$0.28
Granted	610,586	0.18
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2013	15,104,927	$0.28	2.14	$23,758

Exercisable, September 30, 2013	15,104,927	$0.28	2.14	$23,758

The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.03 per share as of September 30, 2013, and the exercise price of the warrants.

The following table presents information related to warrants at September 30, 2013:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.01	452,354	2.33	452,354
0.10	692,802	2.38	692,802
0.25	705,882	2.58	705,882
0.25	575,000	2.71	575,000
0.01	452,355	2.75	452,355
0.25	1,098,220	2.79	1,098,220
0.001	195,291	1.00	195,291
0.10	1,000,000	1.13	1,000,000
0.10	125,000	1.42	125,000
0.25	300,000	1.42	300,000
0.10	1,197,437	1.46	1,197,437
0.50	50,000	1.83	50,000
0.50	25,000	1.83	25,000
0.50	50,000	1.92	50,000
0.50	25,000	1.92	25,000
0.25	250,000	1.75	250,000
0.50	1,870,000	1.92	1,870,000
0.50	55,000	2.00	55,000
0.50	1,550,000	2.08	1,550,000
0.50	1,125,000	2.17	1,125,000
0.50	1,000,000	2.17	1,000,000
0.25	1,200,000	2.25	1,200,000
0.50	500,000	2.25	500,000
0.10	25,000	2.63	25,000
0.20	335,586	4.21	335,587
0.15	250,000	2.67	250,000
	15,104,927	2.14	15,104,927

10. RELATED PARTY TRANSACTIONS

Consulting Agreement

On July 1, 2008, the Company signed a 16-month consulting agreement with a related party. The consulting services include financial advisory, investment relations and certain administrative and other services for $6,250 monthly fees. At September 30, 2013 and December 31, 2012, the Company owed $100,000 related to above consulting services, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Employee Warrants

On February 29, 2012, an employee was granted a three year warrant to purchase 300,000 shares of the Company’s common stock for services rendered. The warrant vested upon grant, and was exercisable at $0.25 per share. The Company recorded a charge for $6,149 to stock based compensation for the nine months ended September 30, 2012.

11	. COMMITMENTS AND CONTINGENCIES

Agreements

During October 2012 we leased approximately 1,641 square feet of office space located at 2030 Addison Street, Berkeley, CA for approximately $4,200 per month under a 29 month agreement with rental payments commencing on January 1, 2013. The rental fee escalated to approximately $4,350 on April 1, 2013 and approximately $4,500 on April 1, 2014. The lease was terminated on August 31, 2013.

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

On June 20, 2013, the Company was served a lawsuit for a disputed loan issued by the Company. The lawsuit was Austin Noll Jr. plaintiff, vs. Organic Alliance, Inc. and DOES 1 through 50, defendants, for a $50,000 loan issued in July 2009. The case will be reviewed by the Company’s legal counsel. In July 2010, the Company issued stock to a third party with the obligation to pay Mr. Noll. The Company’s position is the loan was repaid by the Company in July 2010.

On July 30, 2013, the Company was served with a lawsuit for past due liabilities of the Company.  The lawsuit was Tom Ver. LLC d/b/a MexFresh Produce, plaintiff, vs. Organic Alliance, Inc., et al, for past due produce liabilities of $53,863.53. The lawsuit was filed in the United States District Court of the Northern District of California. . The case will be reviewed by the Company’s legal counsel.

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

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Due to consultant (Note 10)	$100,000	$100,000
Payroll and payroll taxes payable (A)	1,692,089	1,399,049
Other accrued liabilities	36,745	235,814
	$1,828,834	$1,734,863

(A)	As of September 30, 2013 and December 31, 2012, the Company has unpaid payroll taxes including penalties and interest of $320,622 and $286,027, respectively, which have yet to be remitted to the taxing authorities and returns have yet to be filed.

13.	SUBSEQUENT EVENTS

During December 2013, the Company issued a $13,000 convertible promissory note bearing interest at 8% per annum. The convertible promissory note is due on September 15, 2014 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 51% of the closing price for the average three lowest trading days during the previous ten (10) trading days preceding the conversion notice. In addition, the agreement requires the Company reserve 20,000,000 shares of the Company’s common stock for issuance upon full conversion of the convertible promissory note. The conversion price of the note was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note on the date of issuance was valued using the binomial lattice options pricing model and recorded as a derivative liability.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2013, the Company had limited cash, a working capital deficit of approximately $9,788,000, accumulated losses of approximately $24,078,000 since its inception of which $1,599,560 are deficits accumulated during the development stage, and has $320,622 of payroll tax liabilities inclusive of penalties and interest withheld from wages paid which have yet to be remitted to the taxing authorities and are delinquent. The Company currently is delinquent with its payroll tax filings since December 31, 2008; however, since April 1, 2012 the Company has been remitting payroll tax on a current basis. The Company ceased paying payroll beginning May 1, 2013. Most employees were furloughed or resigned by May 31, 2013. At September 30, 2013, the Company was not compliant with the repayments terms of various notes payable for an aggregate of approximately $4,838,000 including accrued interest. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and increasing its revenue in order to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through pursing new business opportunities, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company does not have commitments from third parties for a sufficient amount of additional capital, the Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue or resume its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants or may require that the Company relinquish valuable rights.

Development Stage

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”.

On July 1, 2013, the Company temporarily suspended operations and elected to enter the development stage. All inventories and deposits from the former operations were written off as of July 1, 2013.

Due to unfavorable financing conditions and inability to obtain suitable financing, the Company has determined that it will develop other markets in addition to the organic and Fair Trade certified fruits and vegetables global market.

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

1- Source: http://www.helpguide.org/life/organic_foods_pesticides_gmo.htm.

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

In addition, our Company also factors our receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on our books and records. In connection with the factoring of our receivables, our Company estimates an allowance for factoring fees associated with the collections. These fees range from 3% to 5% depending on the actual timing of the collection. The actual recognition and amount of such fees may differ from the estimates depending upon the timing of collections. The Company has not factored any receivables since May 2013 and is in default of the agreement.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market. All inventories were written off as of July 1, 2013. Our Company held $0 and $139,888 of inventory as of September 30, 2013 and December 31, 2012, respectively.

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

Due to the insufficient authorized but unissued shares of common stock to meet the required amount of shares for options, warrants and convertible instruments, the Company has accounted for the excess in common stock equivalents as a derivative liability in accordance with FASB ASC 815 Derivatives and Hedging.  Accordingly, the derivative is marketed to market through earnings at the end of each reporting period.

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

Reserve Shares – As of September 30, 2013, the Company reserved 36,300,000 shares of Common Stock from its authorized shares, which covers 8,442,099 shares of common stock issuable upon conversion of certain convertible notes. The remaining

80,713,650 shares of common stock issuable upon conversion of convertible notes are not covered by reserve shares. There were no reserves shares at September 30, 2012.

Results of Operations

Results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012

For the three months ended September 30, 2013, we had no sales compared to $335,456 for the three months ended September 30, 2012. The Company temporarily suspended selling activities during early May 2013 due to cash flow difficulties. The Company is pursuing other business opportunities in addition to the organic and Fair Trade certified fruits and vegetables global market.

For the three months ended September 30, 2013, our cost of goods sold was $0 compared to $304,274 for the three months ended September 30, 2012.

For the three months ended September 30, 2013, our gross margin was $0 compared to a gross margin of $31,182 or 9.3% of sales for the three months ended September 30, 2012.

For the three months ended September 30, 2013, we had general and administrative (G&A) expenses of $297,235 compared to $564,486 for the three months ended September 30, 2012. The decrease in G&A expenses of $267,069, or 47%, is primarily attributable to decreased payroll expenses of approximately $307,000 as no payroll expense was recording for the three months ended September 30, 2013, decreased travel of approximately $55,000 and decreased other expenses of approximately $21,000, offset by the write off inventory and deposits for approximately $116,000.

For the three months ended September 30, 2013, our operating loss was $297,235 compared to $533,304 for the three months ended September 30, 2012. The $236,069, or 44%, decrease in net operating loss was primarily attributable to the lower G&A expenses described above.

For the three months ended September 30, 2013, other expense was $1,352,884 compared to $3,081,049 for the three months ended September 30, 2012. Included in other expense were the following items:

• interest expense of $219,450 and $119,051 on notes and loans payable for the three months ended September 30, 2013 and 2012, respectively. The increase is due to increased loan amounts and a reclassification from a prior quarter in the three month ended September 30, 2012;

• amortization of discount on notes payable of $30,196 and $553,288 for the three months ended September 30, 2013 and 2012, respectively. The decrease is due to overall decrease in notes issued during the period with equity instruments fair valued and recorded as debt discounts;

• factor advance fees of $2,788 and $20,089 for the three months ended September 30, 2013 and 2012, respectively. The decrease is due to suspending selling activities;

• a loss of $1,100,450 and $2,274,621 on the change in fair value of derivative liability for the three months ended September 30, 2013 and September 30, 2012, respectively. The change is due to removing the derivative requirement from certain convertible promissory notes in December 2012 and a decrease in the market price of our common stock; and

• finance fees of $114,000 for the three months ended September 30, 2012 relating to our offering of $850,000 of secured promissory notes that began funding during August 2012.

For the three months ended September 30, 2013, the net loss was $1,650,119, or $0.08, basic and diluted loss per share compared to $3,614,353, or $0.21, basic and diluted loss per share for the three months ended September 30, 2012. The $1,964,234 or 54% decrease in net loss was primarily attributable to factors described above.

Results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

For the nine months ended September 30, 2013, we had net sales of $981,205 compared to $1,301,757, for the nine months ended September 30, 2012. The $320,552 or 25% decrease was attributable to temporality suspending selling activities during May 2013 due to cash flow difficulties. The Company is pursuing other business opportunities in addition to the organic and Fair Trade certified fruits and vegetables global market.

For the nine months ended September 30, 2013, our cost of goods sold was $861,180 compared to $1,177,694 for the nine months ended September 30, 2012, a decrease of $316,514 or 27%.

For the nine months ended September 30, 2013, our gross margin was $120,025 or 12.2% of sales compared to a gross margin of $124,063 or 9.5% of sales for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, we had general and administrative (G&A) expenses of $1,809,087 compared to $2,118,500 for the nine months ended September 30, 2012. The decrease in G&A expenses of $309,413, or 15%, is primarily attributable to decreased stock based compensation of approximately $249,000 for key employee compensation, financing compensation and investor relations compensation, decreased payroll expenses of approximately $231,000 as most employees were furloughed or resigned by May 31, 2013 due to cash flow difficulties and decreased other expenses of approximately $40,000, offset by the write-off of approximated $211,000 of grower inventory and deposits that were deemed worthless.

For the nine months ended September 30, 2013, our operating loss was $1,689,062 compared to $1,994,437 for the nine months ended September 30, 2012. The $305,375, or 15%, decrease in net operating loss was primarily attributable to the lower G&A expenses described above.

For the nine months ended September 30, 2013, other expense was $1,862,557 compared to $5,884,814 for the nine months ended September 30, 2012. Included in other expense were the following items:

• interest expense of $577,999 and $255,478 on notes and loans payable for the nine months ended September 30, 2013 and 2012, respectively. The increase is due to increased loan amounts;

• amortization of discount on notes payable of $433,638 and $1,067,540 for the nine months ended September 30, 2013 and 2012, respectively. The decrease is due to overall decrease in notes issued during the period with equity instruments fair valued and recorded as debt discounts;

• factor advance fees of $43,864 and $60,981 for the nine months ended September 30, 2013 and 2012, respectively. The decrease is the due to suspending sales in May 2013;

• a loss of $807,056 and $4,272,565 on the change in fair value of derivative liability for the nine months ended September 30, 2013 and September 30, 2012, respectively. The change is due to removing the derivative requirement from certain convertible promissory notes in December 2012 and a decrease in the market price of our common stock; and

• finance fees of $228,250 for the nine months ended September 30, 2012 relating to our offering of $1,700,000 of secured promissory notes in March 2012 and August 2012.

For the nine months ended September 30, 2013, the net loss was $3,551,619, or $0.18, basic and diluted loss per share compared to $7,879,251, or $0.46, basic and diluted loss per share for the nine months ended September 30, 2012. The $4,327,632 or 55% decrease in net loss was primarily attributable to factors described above.

Liquidity and Capital Resources

Our operations to date have generated substantial losses that have been funded through our sale of common stock to, and loans from, related parties and others. We will require additional sources of outside capital to continue our operations. We expect that our primary sources of cash in the future will be from the issuance of common stock, loans, accounts receivable factoring and a line of credit. On November 1, 2010, we signed a one year agreement with a financial services company for the purchase and sale of accounts receivables which expired on October 31, 2011. The agreement is continuing on a month to month basis. The financial services company commenced funding during February 2011. Under the agreement, the financial services company advances up to 80% of qualified customer invoices less an applicable discount fee, and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are used to fund other vendor purchases or returned to our company. We are charged 3% for the first 30 days outstanding plus 1/10 of 1% daily for funds outstanding over 30 days. Uncollectable customer invoices are charged back to our Company. We ceased factoring receivable during May 2013. We are in default of this agreement.

As of September 30, 2013, we have $320,622 of payroll tax liabilities inclusive of penalties and interest, from wages paid which have yet to be remitted to the taxing authorities.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. As of September 30, 2013, we had limited cash, a working capital deficit of approximately $9,788,000 and accumulated losses of approximately $24,078,000 since its inception of which $1,599,560 are deficits accumulated during the development stage. During early May 2013, we suspended selling activities due to cash flow difficulties. Most employees were furloughed or resigned by May 31, 2013. We are pursuing other business opportunities in addition to the organic and Fair Trade certified fruits and vegetables global market.

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

At September 30, 2013, we are not compliant with the repayments terms of various notes payable for an aggregate of approximately $4,838,000 including accrued interest.

We have limited funding available for marketing and will rely solely on the Company’s ability to raise debt or equity funds in the immediate future.

Our contractual obligations consist of notes and loans payable in the amount of $5,051,555 including accrued interest of $749,225, at September 30, 2013.

On February 28, 2012, we issued a $50,000 promissory note to a related party. The loan bears interest at 21% and had a maturity date of the earlier of an event of default or August 28, 2012. During December 2012, we amended the note to extend the due date to June 30, 2013. For consideration, the holder was granted a warrant to purchase 125,000 shares of our common stock equal to two and a half times the principal amount of the note amended, exercisable at $0.20 per share. We are not compliant with of the repayment terms of the note.

In March 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. During October 2012 we amended the notes to remove the conversion right and extend the due date to June 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 in principal agreed to such amendments were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share. We are not compliant with of the repayment terms of the note.

In August 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. We are not compliant with of the repayment terms of the note.

On August 1, 2012, we issued a $60,000 promissory note with an original issue discount of 20%. The promissory note had a maturity date of October 29, 2012. As a financing incentive, the lender received three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. We are not compliant with of the repayment terms of the note.

On August 7, 2012, we issued a $30,000 promissory note with an original issue discount of 20%. The promissory note had a maturity date of November 5, 2012. As a financing incentive, the lender received three-year warrants to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. We are not compliant with of the repayment terms of the note.

On August 22, 2012, we issued a $60,000 promissory note with an original issue discount of 20%. The promissory note had a maturity date of November 20, 2012. As a financing incentive, the lender received three-year warrants vesting to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. We are not compliant with of the repayment terms of the note.

On August 23, 2012, we issued a $30,000 promissory note with an original issue discount of 20%. The promissory note had a maturity date of November 21, 2012. As a financing incentive, the lender received three-year warrants to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. In December 2012, we re-paid the note.

In December 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of June 30, 2013. The full amount of the offering was not reached and notes in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 2,000,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. We are not compliant with of the repayment terms of the note.

On May 8, 2013, the Company issued a $30,000 promissory note with an original issue discount of 20%.  The promissory note is due on the earlier of (i) the closing by the Company of a financing or series of financings for aggregate cash proceeds of at least $1,850,000, or, (ii) July 5, 2013. As a financing incentive, the lender received a three-year warrant, vesting immediately, to purchase 25,000 shares of common stock at an exercise price of $0.10 per share. We are not compliant with of the repayment terms of the note.

On May 15, 2013, the Company issued a $500,000 convertible promissory note with an original issue discount of $50,000. The convertible promissory note is due one year from each advance. After 90 days from each advance, a one-time 12% interest charge shall also be added to note. At any time, the outstanding principle and interest may be converted into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 60% of the average closing price of the stock for the twenty-five (25) business days preceding the conversion notice. As of December 31, 2013, we have been advanced $40,000 on this note.

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

During August 2013, the Company issued a $16,500 convertible promissory note bearing interest at 8% per annum. The convertible promissory note is due on May 8, 2014 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 51% of the closing price for the average three lowest trading days during the previous ten (10) trading days preceding the conversion notice. In addition, the agreement requires the Company reserve 1,800,000 shares of the Company’s common stock for issuance upon full conversion of the convertible promissory note.

During December 2013, the Company issued a $13,000 convertible promissory note bearing interest at 8% per annum. The convertible promissory note is due on September 15, 2014 and may be converted at any time into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall be 51% of the closing price for the average three lowest trading days during the previous ten (10) trading days preceding the conversion notice. In addition, the agreement requires the Company reserve 20,000,000 shares of the Company’s common stock for issuance upon full conversion of the convertible promissory note.

Net Cash Flows

Net cash used in operating activities was $242,693 and $2,046,964 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The decrease of $1,084,271 or 88% primarily was attributable to increased accounts payable and decreased accounts receivables and inventory as the Company suspending selling activities during the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, net cash provided by financing activities was $84,778 compared to $2,113,755 for nine months ended September 30, 2012. The decrease of $2,028,977, or 96%, was related to proceeds from the sales of secured promissory notes in the nine months ended September 30, 2012.

At September 30, 2013 and 2012, respectively, we had outstanding options to purchase 7,717,896 and 4,455,177 shares of our common stock, and warrants to purchase 15,104,927 and 10,204,404 shares of our common stock. The outstanding stock options have a weighted average exercise price of $0.46 per share. The outstanding warrants have an exercise price from $0.001 to $0.50 per share. Accordingly, at September 30, 2013, the outstanding options and warrants represented a total of 22,822,823 shares issuable for a maximum of $7,762,912 if all of the options and warrants were exercised. The exercise of these options and warrants is at the discretion of the holder. There is no assurance that any of these options or any additional warrants will be exercised.

Off Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2013. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. The Company’s principal executive officer and principal financial officer, has chosen the COSO framework on which to base its assessment and conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

On June 20, 2013, the Company was served a lawsuit for a disputed loan issued by the Company. The lawsuit was Austin Noll Jr. plaintiff, vs. Organic Alliance, Inc. and DOES 1 through 50, defendants, for a $50,000 loan issued in July 2009. The case will be reviewed by the Company’s legal counsel. In July 2010, the Company issued stock to a third party with the obligation to pay Mr. Noll. The Company’s position is the loan was repaid by the Company in July 2010.

On July 30, 2013, the Company was served with a lawsuit for past due liabilities of the Company.  The lawsuit was Tom Ver. LLC d/b/a MexFresh Produce, plaintiff, vs. Organic Alliance, Inc., et al, for past due produce liabilities of $53,863.53. The lawsuit was filed in the United States District Court of the Northern District of California. . The case will be reviewed by the Company’s legal counsel.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $1,000,000 with three-year warrants to purchase an aggregate of 2,500,000 shares our common stock (2.5 shares for each $1 of the principal amount of the notes purchased) exercisable at $0.10 per share. The notes bear interest at 18% and have various maturity dates beginning September 2, 2012. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $850,000 and warrants to purchase an aggregate of 2,125,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 212,500 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.10 per share. During October 2012 we amended the notes to remove the conversion right and extend the due date to September 30, 2013, and to amend the warrants to remove certain anti-dilution provisions. Holders of an aggregate of $775,000 agreed to such amendments were granted a warrant to purchase 1,550,000 shares of our common stock equal to two times the principal amount of the note amended, exercisable at $0.50 per share. We defaulted on the notes, and the unpaid balance, including accrued interest, was $963,356 at September 30, 2013. We currently are seeking to amend the notes.

In August 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $3,000,000 with three-year warrants to purchase an aggregate of 6,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a various maturity dates beginning March 13, 2013. At the time of any new debt or equity financing by our Company, the principal and interest then due under the notes may be converted into the number of fully paid and non-assessable debt instruments, shares/or units issued in the financing. The full amount of the offering was not reached and notes in the aggregate principal amount of $875,000 and warrants to purchase an aggregate of 1,750,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 175,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. We defaulted on the notes, and the unpaid balance, including accrued interest, was $992,801 at September 30, 2013. We currently are seeking to amend the notes.

In December 2012, we commenced an offering of secured promissory notes for an aggregate principal amount of $2,500,000 with three-year warrants to purchase an aggregate of 5,000,000 shares our common stock (two shares for each $1 of the principal amount of the notes purchased) exercisable at $0.50 per share. The notes bear interest at 18% and have a maturity date of September 30, 2013. The full amount of the offering was not reached and notes in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 2,000,000 common shares were sold in the offering. In addition, the investment banker who facilitated the sale of the notes and warrants received a three-year warrant to purchase 200,000 shares of our common stock (10% of the number of shares of common stock issuable upon exercise of the warrants sold in the offering) exercisable at $0.50 per share. We defaulted on the notes, and the unpaid balance, including accrued interest, was $1,134,630 at September 30, 2013. We currently are seeking to amend the notes.

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

ORGANIC ALLIANCE, INC.

Date: December 31, 2013	Organic Alliance, Inc.
By: /s/ Parker Booth
Parker Booth Chief Executive Officer and Director

Date: December 31, 2013	Organic Alliance, Inc.
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